Form 10-Q
period 1995-03-31
SEALRIGHT COMPANY INC
filed 1995-05-11
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934



For Quarter Ended   March 31, 1995 Commission file number 0-14825

                             SEALRIGHT CO., INC.
            (Exact name of registrant as specified in its charter)


          Delaware                              16-0876812
  (State or other jurisdiction of             (IRS Employer
   incorporation or organization)           Identification No.)

 7101 College Boulevard, Overland Park, Kansas      66210-1891
   (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  913-344-9000


_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     X     No             (2)  Yes    X     No


As of March 31, 1995, Sealright Co., Inc. had 11,069,991 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $115,513,000.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                  MAY 5, 1995




                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 31, 1994.

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                FOR THE QUARTERS ENDED MARCH 31, 1995 and 1994
                     (In Thousands Except Per Share Data)
                                 (Unaudited)





                                        1995               1994
Net Sales                              $70,614           $ 68,552
Cost of Sales                           57,494             54,096
    Gross Profit                        13,120             14,456

Selling, General & Admin. Expense        8,013              9,433
    Operating Income                     5,107              5,023

Interest Expense                         1,147                982

Other                                      388                342

Income Before Income Taxes               3,572              3,699

Provision for Income Taxes               1,485              1,551

NET INCOME                             $ 2,087           $  2,148

NET INCOME PER SHARE                   $  0.19           $   0.19

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING        11,096             11,063

                        SEALRIGHT CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1995 and DECEMBER 31, 1994
                                   (In Thousands)
                                     (Unaudited)
                                          March 31, 1995    December 31, 1994

                                       ASSETS
Current Assets
     Cash                                    $    126          $  1,057
     Accounts Receivable                       30,669            25,281
     Inventories (Note 3)                      54,000            46,969
     Other Current Assets                       2,975             2,003
       Total Current Assets                    87,770            75,310

Property, Plant & Equipment                   236,501           232,233
     Less:  Accumulated Depreciation           87,663            83,685
       Total Property, Plant and Equipment    148,838           148,548

Intangibles                                    17,039            17,516

TOTAL ASSETS                                 $253,647          $241,374

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Maturities of Long-Term Debt   $   6,726         $  6,791
  Accounts Payable                          18,500           15,929
  Accrued Vacation                           3,605            3,306
  Accrued Workers' Compensation Reserve      2,290            2,473
  Accrued Income Taxes                       2,489            1,684
  Accrued Liabilities                        4,565            5,225
     Total Current Liabilities              38,175           35,408

Long-Term Debt                              82,511           74,135
Deferred Income Taxes                       16,424           16,212
Post-Retirement Benefits                     2,234            2,215
Pension Liability                              512              512

Stockholders' Equity
  Common Stock, Par Value $.10
    Authorized 20,000,000 shares;
    issued and outstanding 11,069,991
    and 11,063,127 as of March 31,
    1995 and December 31, 1994,
    respectively                             1,107            1,106
  Paid-In Capital                           14,886           14,747
  Retained Earnings                         97,798           97,039
     Total Stockholders' Equity            113,791          112,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $253,647        $241,374

                        SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE QUARTERS ENDED MARCH 31, 1995 and MARCH 31, 1994
                                   (In Thousands)
                                     (Unaudited)



                                                     1995         1994
Cash Flows from Operating Activities:
Net Income                                          $ 2,087      $ 2,148
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation & Amortization                    4,724        4,269
       Deferred Tax Provision                         1,411        1,250
       LIFO Reserve Provision                           114          128
       Changes in Assets and Liabilities:
         Accounts Receivable, Net                    (5,388)      (8,182)
         Inventories                                 (7,145)        (552)
         Accounts Payable                             2,571           47
         Other                                       (1,828)         124
            Total Adjustments                       $(5,541)     $(2,916)

Net Cash Used In Operating Activities               $(3,454)     $  (768)
Cash Flows from Investing Activities:
    Capital Expenditures                            $(4,626)     $(8,006)
    Proceeds from Disposal of Equipment                   1           16
    Short-Term Investments                              --        10,500
Net Cash Provided by (Used) in
  Investing Activities:                             $(4,625)    $  2,510
Cash Flows from Financing Activities:
    Net Borrowings Under Revolving
      Credit Agreement                              $10,000    $   1,000
    Proceeds from Common Stock Issued                   140           --
    Principal Payments of Long-Term Debt             (1,664)      (1,740)
    Dividends Paid                                   (1,328)      (1,272)

Net Cash Provided by (Used In)
  Financing Activities                              $ 7,148      $(2,012)

Net Decrease in Cash                                $  (931)     $  (270)
Cash, Beginning of Year                               1,057        2,289

Cash, End of Three Months                           $   126      $ 2,019

                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                                    10Q

                              MARCH 31, 1995

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       In the opinion of Management, the accompanying unaudited consolidated financial statements contain normal interim adjustments necessary to present fairly the financial position of Sealright Co., Inc. and Subsidiaries as of March 31, 1995 and December 31, 1994, and the results of their operations for the quarters ended March 31, 1995 and 1994.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1994.

NOTE 3 - INVENTORIES
       Inventories at March 31, 1995 and December 31, 1994, were:

                                                   1995     1994
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $20,535  $15,139
    Work-In-Process                                 8,308    7,986
    Finished Goods                                 18,491   17,139
                                                  $47,334  $40,264
    LIFO Reserve                                     (469)    (355)
Inventories Carried on LIFO Basis                 $46,865  $39,909
Inventories Carried on Average or FIFO Basis        7,135    7,060
                                                  $54,000  $46,969

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 1995, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1994, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.


NOTE 4 - STATEMENT OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1995     1994
       Interest Paid (Net of Amount Capitalized)  $   940  $   969
       Income Taxes Paid                               71      152

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations
       Net sales for the first quarter of 1995 were $70.6 million, an increase of 3.0% over the first quarter 1994. Net sales increased in both the Rigid Packaging Group and Flexible Packaging Group of the Company. The increase is due to volume increases in two of the Rigid Packaging product lines as well as increases in two of the Flexible Packaging plant facilities.

       The 2.5 percentage point decrease in the gross profit is due to increased raw material costs and increased sales of products with a higher cost raw material composition. Due to contractual agreements with certain customers, raw material increases have not been passed on to those customers.

       Selling, general and administrative expense decreased from 13.8% of net sales in the first quarter of 1994 to 11.2% of net sales for the first quarter of 1995. The significant decreases were workers' compensation expense, relocation expenses, developmental expenses and professional services. In addition, efforts are ongoing to control expenses in all areas of selling, general and administrative cost centers.

       Interest expense for the first quarter of 1995, compared to the first quarter of 1994, increased 16.8%. This increase is primarily the result of higher indebtedness incurred to complete the construction of the DeSoto plant and a planned build up in raw material inventories in advance of higher prices taking effect.

       The Company has been identified as a potentially responsible party (PRP) at several locations by the Environmental Protection Agency. The effect on Company operations is not expected to be material due to the minimal quantities of the Company's wastes involved at the sites and because other corporations included as primary PRP's at each location have resources available to satisfy their potential obligations.

Liquidity and Capital Resources
       During the first three months of 1995, cash used by operating activities was $3.5 million. Accounts receivable and inventory levels rose 17.2% over December 31, 1994 necessitating additional funding needs for this increase. Compared to the first quarter of 1994, investment in new equipment and facilities has decreased approximately 42% as the construction of the new DeSoto manufacturing facility has been completed. The $40 million line of credit has been used for $28.5 million, leaving an unused balance of $11.5 million as of March 31, 1995. For the balance of 1995, it is anticipated additional borrowing will be required, primarily for working capital purposes.

                        PART II - OTHER INFORMATION



Item 1.)   Legal Proceeding

                  None



Item 2.)   Changes in Securities

                  None



Item 3.)   Defaults Upon Senior Securities

                  None



Item 4.)   Submission of Matters to a Vote of Securities Holders

                  None



Item 5.)   Other Materially Important Events

                  None


Item 6.)   Exhibits and Reports on Form 8-K

                  None

                     SALES OF UNREGISTERED SECURITIES




                                   None

                                SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             SEALRIGHT CO., INC.




Date: __  May 11, 1995   _______          ___/s/ Marvin W. Ozley___
                                             By: Marvin W. Ozley
                                                 Chairman of the Board




Date: __  May 11, 1995    ______          __/s/ John T. Carper_____
                                             By: John T. Carper
                                                 Vice President
                                                  Finance & CFO