Form 10-Q/A
period 1995-03-31
SEALRIGHT COMPANY INC
filed 1995-06-28
CIK 712964

The purpose of this amendment is to attach Exhibit 27--FDS
(Financial Data Schedule) omitted from original filing.



                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q
                                AMENDMENT #1

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

                  Exhibit 27   Financial Data Schedule

                                SIGNATURES



       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             SEALRIGHT CO., INC.




Date: __ June 28, 1995 _______        __/s/ Marvin W. Ozley____
                                         By: Marvin W. Ozley
                                             Chairman of the
                                             Board




Date: __ June 28, 1995 _______        __/s/ John T. Carper______
                                            By: John T. Carper
                                                Vice President
                                                Finance & CFO