Form 10-Q
period 1995-06-30
SEALRIGHT COMPANY INC
filed 1995-08-11
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934



For Quarter Ended   June 30, 1995  Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No


As of June 30, 1995, Sealright Co., Inc. had 11,070,991 shares of
Common Stock outstanding. The market value of stock held by non-affiliates is approximately $101,825,000.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                August 4, 1995




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

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                 FOR THE PERIODS ENDED June 30, 1995 and 1994
                     (In Thousands Except Per Share Data)
                                 (Unaudited)



                                                         Six Months
                                     2nd Quarter        Ended June 30
                                    1995     1994       1995      1994
Net Sales                          $84,059  $80,421   $154,673 $148,973
Cost of Sales                       66,378   60,071    123,872  114,167
    Gross Profit                    17,681   20,350     30,801   34,806

Selling, General & Admin. Expense    9,470    9,715     17,482   19,149
    Operating Income                 8,211   10,635     13,319   15,657

Interest Expense                     1,353      826      2,500    1,808

Other                                  396      447        784      789

Income Before Income Taxes           6,462    9,362     10,035   13,060

Provision for Income Taxes           2,510    3,697      3,996    5,247

NET INCOME                         $ 3,952    5,665   $  6,039    7,813

NET INCOME PER SHARE               $  0.36  $  0.51   $   0.54 $   0.71

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING    11,096   11,063     11,095   11,063


                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                (In Thousands)
                                 (Unaudited)

                                           June 30, 1995    December 31, 1994

                                    ASSETS
Current Assets
     Cash                                    $  3,431          $  1,057
     Accounts Receivable                       30,968            25,281
     Inventories (Note 3)                      52,549            46,969
     Other Current Assets                       2,845             2,003
       Total Current Assets                    89,793            75,310

Property, Plant & Equipment                   242,616           232,233
     Less:  Accumulated Depreciation           91,811            83,685
       Total Property, Plant and Equipment    150,805           148,548

Intangibles                                    16,423            17,516

TOTAL ASSETS                                 $257,021          $241,374

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Maturities of Long-Term Debt      $   6,523         $  6,791
  Accounts Payable                             18,725           15,929
  Accrued Vacation                              3,725            3,306
  Accrued Workers' Compensation Reserve         2,290            2,473
  Accrued Income Taxes                          3,411            1,684
  Accrued Liabilities                           4,113            5,225
     Total Current Liabilities                 38,787           35,408

Long-Term Debt                                 82,461           74,135
Deferred Income Taxes                          16,578           16,212
Post-Retirement Benefits                        2,252            2,215
Pension Liability                                 512              512

Stockholders' Equity
  Common Stock, Par Value $.10
    Authorized 20,000,000 shares;
    issued and outstanding 11,070,991
    and 11,063,127 as of June 30,
    1995 and December 31, 1994,
    respectively                                1,107            1,106
  Paid-In Capital                              14,899           14,747
  Retained Earnings                           100,425           97,039
     Total Stockholders' Equity               116,431          112,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $257,021         $241,374

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED June 30, 1995 and June 30, 1994
                                (In Thousands)
                                 (Unaudited)



                                                     1995         1994
Cash Flows from Operating Activities:
Net Income                                          $ 6,039      $ 7,813
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation & Amortization                    9,642        8,590
       Deferred Tax Provision                         2,487        3,122
       LIFO Reserve Provision                           203          442
       Changes in Assets and Liabilities:
         Accounts Receivable, Net                    (5,687)     (13,397)
         Inventories                                 (5,783)      (4,766)
         Accounts Payable                             2,796        4,124
         Other                                       (1,824)       2,473
            Total Adjustments                       $ 1,834      $   588

Net Cash Provided By Operating Activities           $ 7,873      $ 8,401
Cash Flows from Investing Activities:
    Capital Expenditures                            $(11,224)    $(20,773)
    Proceeds from Disposal of Equipment                  117           33
    Short-Term Investments                               --        10,500
Net Cash Used in
  Investing Activities:                             $(11,107)    $(10,240)
Cash Flows from Financing Activities:
    Net Borrowings Under Revolving
      Credit Agreement                              $ 11,500    $   8,000
    Proceeds from Common Stock Issued                    152          --
    Principal Payments of Long-Term Debt              (3,391)      (3,404)
    Dividends Paid                                    (2,653)      (2,545)

Net Cash Provided by
  Financing Activities                              $  5,608     $  2,051

Net Increase in Cash                                $  2,374     $    212
Cash, Beginning of Year                                1,057        2,289

Cash, End of Six Months                             $  3,431     $  2,501

                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                                   10-Q

                               JUNE 30, 1995

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       In the opinion of Management, the accompanying unaudited consolidated financial statements contain normal interim adjustments necessary to present fairly the financial position of Sealright Co., Inc. and Subsidiaries as of June 30, 1995 and December 31, 1994, and the results of their operations for the quarters ended June 30, 1995 and 1994.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1994.

NOTE 3 - INVENTORIES
       Inventories at June 30, 1995 and December 31, 1994, were:

                                                   1995     1994
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $20,043  $15,139
    Work-In-Process                                 7,573    7,986
    Finished Goods                                 18,920   17,139
                                                  $46,536  $40,264
    LIFO Reserve                                   (1,050)    (355)
Inventories Carried on LIFO Basis                 $45,486  $39,909
Inventories Carried on Average or FIFO Basis        7,063    7,060
                                                  $52,549  $46,969

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 1995, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 1995, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENTS OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1995     1994
       Interest Paid (Net of Amount Capitalized)  $ 2,140  $ 1,845
       Income Taxes Paid                            1,390    1,901


ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations
       Net sales for the second quarter of 1995 were $84.1 million, an increase of 4.5% over the second quarter 1994. Net sales decreased in the Rigid Packaging Group, but were offset by an increase in the Flexible Packaging Group of the Company. The net increase is due to price increases in both groups of the business as well as modest volume growth in flexible packaging.

       The 4.3 percentage point decrease in the gross profit margin is due to increased raw material costs and a less profitable mix of business. Due to contractual agreements with certain customers, raw material increases were not passed on to those customers until late in the quarter. In addition, the decrease in unit volumes during April and May resulted in lower levels of fixed overhead cost coverage than in the prior year period.

       Selling, general and administrative expense decreased from 12.1% of net sales in the second quarter of 1994 to 11.3% of net sales for the second quarter of 1995. The significant decreases were workers' compensation expense, relocation expenses, developmental expenses, professional services and the Incentive Compensation Plan expenses. In addition, efforts are ongoing to control selling, general and administrative costs.

       Interest expense for the second quarter of 1995, compared to the second quarter of 1994, increased 63.8%. This increase is primarily the result of higher indebtedness incurred to complete the construction of the DeSoto plant, a planned build up in raw material inventories in advance of higher prices, and a 48% reduction of capitalized interest compared to second quarter, 1994.

       For the year-to-date, net sales have increased over 1994 by $5.7 million, or 3.8%. Lower sales, caused by a decline in unit volume in the Rigid Packaging Group were more than offset by higher sales in the Flexible Packaging Group. The higher sales by the Flexible Packaging Group represented several key customers buying heavily in advance of price increases which, as market conditions allowed, were limited to a pass through of escalating raw material costs.

       The gross profit margin decrease of 3.5 percentage points is attributable to competitive forces and contract pricing primarily in Flexible Packaging, which delayed and limited the Company's ability to pass on increased material costs. Reduced unit volume in the Rigid Packaging Group also negatively affected margins.


       Selling, general and administrative expenses have decreased, both in terms of dollars and as a percent of net sales. S.G.&A. as a percent of net sales has decreased from 12.9% in 1994 to 11.3% in 1995. The significant decreases are reductions in workers' compensation expenses, the non-recurrence of NLEA costs, development costs and professional services and the Incentive Compensation Plan. Additionally, ongoing efforts to control all other selling, general and administrative costs have been effective.

       Interest expense for the first six months of 1995 has increased $.7 million over the comparable 1994 period. This increase is attributable to higher debt, in combination with lower capitalized interest of $.2 million.

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

Liquidity and Capital Resources
       During the first six months of 1995, cash provided by operating activities was $7.9 million. Accounts receivable and inventory levels rose 15.6% over December 31, 1994 necessitating additional funding needs for this increase. Compared to the first six months of 1994, investment in new equipment and facilities has decreased approximately 49% as the construction of the new DeSoto manufacturing facility has been completed. Of the Company's $40 million line of credit $30 million has been drawn, leaving an unused balance of $10.0 million as of June 30, 1995. For the balance of 1995, it is anticipated that any additional borrowings will be minimal.

                        PART II - OTHER INFORMATION



Item 1.)   Legal Proceeding

                  None



Item 2.)   Changes in Securities

                  None



Item 3.)   Defaults Upon Senior Securities

                  None



Item 4.)   Submission of Matters to a Vote of Securities Holders

                  None



Item 5.)   Other Materially Important Events

                  On July 27, 1995, Charles F. Marcy was named
                  President and Chief Executive Officer, effective August 14, 1995. Mr. Marcy will succeed Marvin W. Ozley, who will remain a member of the Board of Directors.


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






                                             SEALRIGHT CO., INC.




Date:   August 9, 1995                       /s/ Marvin W. Ozley
                                             By: Marvin W. Ozley
                                                 Chairman of the Board




Date:   August 9, 1995                       /s/ John T. Carper

                                             By: John T. Carper
                                                 Vice President
                                                 Finance & CFO