Form 10-Q
period 1995-09-30
SEALRIGHT COMPANY INC
filed 1995-11-14
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934



For Quarter Ended September 30, 1995 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No


As of September 30, 1995, Sealright Co., Inc. had 11,071,991 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $79,050,000.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                  FORM 10-Q

                               November 6, 1995




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


                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
              FOR THE PERIODS ENDED September 30, 1995 and 1994
                     (In Thousands Except Per Share Data)
                                 (Unaudited)



                                                         Nine Months
                                     3rd Quarter      Ended September 30
                                    1995     1994       1995          1994
Net Sales                          $76,151  $79,724   $230,824    $228,697
Cost of Sales                       63,237   61,550    187,109     175,717
    Gross Profit                    12,914   18,174     43,715      52,980

Selling, General & Admin. Expense    9,561    9,596     27,043      28,745
    Operating Income                 3,353    8,578     16,672      24,235

Interest Expense                     1,243      654      3,743       2,462

Other                                  365      456      1,148       1,244

Income Before Income Taxes           1,745    7,468     11,781      20,529

Provision for Income Taxes             698    2,976      4,695       8,224

NET INCOME                         $ 1,047    4,492   $  7,086    $ 12,305

NET INCOME PER SHARE               $  0.09  $  0.41   $   0.64    $   1.11

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING    11,072   11,070     11,095      11,068


                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                (In Thousands)
                                 (Unaudited)
                                      September 30, 1995  December 31, 1994

                                    ASSETS
Current Assets
     Cash                                    $    708          $  1,057
     Accounts Receivable                       29,569            25,281
     Inventories (Note 3)                      50,171            46,969
     Other Current Assets                       2,293             2,003
       Total Current Assets                    82,741            75,310

Property, Plant & Equipment                   247,552           232,233
     Less:  Accumulated Depreciation           95,858            83,685
       Total Property, Plant and Equipment    151,694           148,548

Intangibles                                    15,842            17,516

TOTAL ASSETS                                 $250,277          $241,374

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Maturities of Long-Term Debt      $   6,375         $  6,791
  Accounts Payable                             18,205           15,929
  Accrued Vacation                              3,603            3,306
  Accrued Workers' Compensation Reserve         2,111            2,473
  Accrued Income Taxes                          3,973            1,684
  Accrued Liabilities                           4,071            5,225
     Total Current Liabilities                 38,338           35,408

Long-Term Debt                                 76,341           74,135
Deferred Income Taxes                          16,654           16,212
Post-Retirement Benefits                        2,270            2,215
Pension Liability                                 512              512

Stockholders' Equity
  Common Stock, Par Value $.10
    Authorized 20,000,000 shares;
    issued and outstanding 11,071,991
    and 11,063,127 as of September 30,
    1995 and December 31, 1994,
    respectively                                1,107            1,106
  Paid-In Capital                              14,911           14,747
  Retained Earnings                           100,144           97,039
     Total Stockholders' Equity               116,162          112,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $250,277         $241,374

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED September 30, 1995 and September 30, 1994
                                (In Thousands)
                                 (Unaudited)



                                                     1995         1994
Cash Flows from Operating Activities:
Net Income                                          $  7,086     $ 12,305
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation & Amortization                    14,697       13,072
       Deferred Tax Provision                          3,127        2,868
       LIFO Reserve Provision                          1,366          273
       Changes in Assets and Liabilities:
         Accounts Receivable, Net                     (4,288)     (11,482)
         Inventories                                  (4,568)      (7,427)
         Accounts Payable                              2,276        4,658
         Other                                        (1,420)       4,311
            Total Adjustments                       $ 11,190     $  6,273

Net Cash Provided By Operating Activities           $ 18,276     $ 18,578
Cash Flows from Investing Activities:
    Capital Expenditures                            $(16,814)    $(33,190)
    Proceeds from Disposal of Equipment                  157           35
    Short-Term Investments                               --        10,500
Net Cash Used in
  Investing Activities:                             $(16,657)    $(22,655)
Cash Flows from Financing Activities:
    Net Borrowings Under Revolving
      Credit Agreement                              $  7,000     $ 12,000
    Proceeds from Common Stock Issued                    165          --
    Principal Payments of Long-Term Debt              (5,151)      (5,033)
    Dividends Paid                                    (3,982)      (3,817)

Net Cash Provided by/(Used In)
  Financing Activities                              $ (1,968)    $  3,150

Net Decrease in Cash                                $   (349)    $   (927)
Cash, Beginning of Year                                1,057        2,289

Cash, End of Nine Months                            $    708     $  1,362


                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                                   10-Q

                            SEPTEMBER 30, 1995

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       In the opinion of Management, the accompanying unaudited consolidated financial statements contain normal interim adjustments necessary to present fairly the financial position of Sealright Co., Inc. and Subsidiaries as of September 30, 1995 and December 31, 1994, and the results of their operations for the quarters ended September 30, 1995 and 1994.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1994.

NOTE 3 - INVENTORIES
       Inventories at September 30, 1995 and December 31, 1994, were:

                                                   1995     1994
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $19,559  $15,139
    Work-In-Process                                 7,917    7,986
    Finished Goods                                 17,368   17,139
                                                  $44,844  $40,264
    LIFO Reserve                                   (1,722)    (355)
Inventories Carried on LIFO Basis                 $43,122  $39,909
Inventories Carried on Average or FIFO Basis        7,049    7,060
                                                  $50,171  $46,969

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1995, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ended September 30, 1995, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENTS OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1995     1994
       Interest Paid (Net of Amount Capitalized)  $ 3,548  $ 1,785
       Income Taxes Paid                            1,530    5,106

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations
       Net sales for the third quarter of 1995 were $76.2 million, a decrease of 4.5% from the third quarter 1994. Net sales decreased in the Rigid Packaging Group by 3.5%, and by 11.5% in the Flexible Packaging Group of the Company. The decrease is due to lost business and key customer volume shortfalls in one of the three rigid paper packaging plants, the rigid plastics plant and to volume shortfalls in all three flexible converting plants.

       The 5.8 percentage point decrease in the gross profit margin is due to increased raw material costs and a less profitable product mix of business. Due to contractual agreements with certain customers, additional price rebates were given to those customers during the quarter. In addition, the decrease in unit volumes during the entire quarter resulted in lower levels of fixed overhead cost coverage than in the prior year period.

       Selling, general and administrative expense increased from 12.0% of net sales in the third quarter of 1994 to 12.6% of net sales for the third quarter of 1995. The dollar increase quarter to quarter is $35M, however with the lower net sales base, the percentage has increased. There were increases in relocation costs, bad debt expense and general administration costs. These increases were offset by the non-recurrence of NLEA costs.

       Interest expense for the third quarter of 1995, compared to the third quarter of 1994, increased 90.1%. This increase is the result of higher debt levels and significantly reduced levels of capitalized interest. The increase in debt is attributable to an increase in working capital requirements.

       For the year-to-date, net sales have increased over 1994 by $2.1 million, or .9%. Flexible packaging sales increased moderately, primarily as a result of higher prices. Rigid packaging sales are down slightly due to volume reductions and competitive price pressures.

       The gross profit margin decrease of 4.2 percentage points is attributable to competitive forces and contract pricing primarily in the Flexible Packaging Group, which delayed and limited the Company's ability to pass on increased material costs. Reduced unit volume in the Rigid Packaging Group also negatively affected margins as well as the contractual price rebates given to certain customers.


       Selling, general and administrative expenses have decreased, both in terms of dollars and as a percent of net sales. S.G.&A. expenses as a percent of net sales, have decreased from 12.6% in 1994 to 11.7% in 1995. The significant decreases are reductions in Incentive Compensation costs, workers' compensation expenses, development costs, professional services and the non-recurrence of NLEA costs. Additionally, ongoing efforts to control all other selling, general and administrative costs have been effective.

       Interest expense for the first nine months of 1995 has increased $1.3 million over the comparable 1994 period. This increase is attributable to higher debt combined with lower capitalized interest of $.5 million.

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

Liquidity and Capital Resources
       During the first nine months of 1995, cash provided by operating activities was $18.3 million. Accounts receivable and inventory levels rose 10.4% over December 31, 1994 necessitating additional funding. Compared to the first nine months of 1994, investment in new equipment and facilities has decreased approximately 49% as the construction of the new DeSoto manufacturing facility has been completed. Of the Company's $40 million line of credit $25.5 million has been drawn, leaving an unused balance of $14.5 million as of September 30, 1995. On October 17, 1995, the Company obtained a $75 million credit facility from the Prudential Insurance Company of America and issued $30 million of senior notes under this agreement. Part of the proceeds were used to pay off the bank line of credit balance of $25.5 million, and the balance will be used for general corporate purposes.

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






                                             SEALRIGHT CO., INC.




Date:  November 10, 1995                       /s/ Charles F. Marcy
                                             By: Charles F. Marcy
                                                 Chief Executive
                                                 Officer & President




Date:  November 10, 1995                      /s/ John T. Carper
                                             By: John T. Carper
                                                 Chief Financial
                                                  Officer & Vice
                                                  President Finance