Form 10-K
period 1995-12-31
SEALRIGHT COMPANY INC
filed 1996-03-29
CIK 712964

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K


                Annual Report Pursuant To Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

For The Year Ended December 31, 1995    Commission file number 0-14825


                             SEALRIGHT CO., INC.
            (Exact name of registrant as specified in its charter)

                            7101 College Boulevard
                         Overland Park, Kansas 66210
                       Telephone number (913) 344-9000




                    Incorporated in the State of Delaware

                                  16-0876812
                    (IRS Employer Identification No.)




         Securities Registered Pursuant to Section 12(g) of the Act:

                             Title of each class

                         Common stock, $.10 par value


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1)  Yes  X   No              (2)  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

       The aggregate market value of voting stock held by non-affiliates of the Registrant is approximately $67.3 million as of February 29, 1996.


             11,071,991 Shares of Common Stock, $.10 par value
(Number of shares of common stock outstanding as of February 29, 1996)

       Part II incorporates information by reference from the Registrant's 1995 Annual Report to Stockholders. Part III incorporates information by reference from the Registrant's definitive proxy statement, dated March 29, 1996.

                                    PART I

Item 1.  Business.

     Sealright Co., Inc., the Registrant, together with its subsidiaries, is referred to herein as the "Company". The Company was organized in 1964 as a Delaware corporation. The Company manufacturers packaging and labeling systems primarily for the food and beverage industries. The Company operates in the packaging industry.

     At December 31, 1995, the Company operated nine domestic manufacturing facilities located in Fulton, New York, DeSoto, Kansas, Los Angeles, California (2), Kansas City, Missouri, Akron, Ohio, San Leandro, California, Charlotte, North Carolina, and Raleigh, North Carolina. Additionally, the Company operated one manufacturing facility in Brisbane, Australia.

     A majority of the Company's revenues are derived from the sale of rigid paperboard containers, primarily for the retail and wholesale packaged frozen dairy dessert industry. The containers vary in style, size and composition and are marketed under the following trade names:
Bulkan , Convocan , Nestyle , Ultrakan , and Vektor .

     The Bulkan container is a spirally wound container used in bulk service applications such as food service, restaurants, and frozen dessert stores. The Convocan container is a smaller retail-size package that is cylindercally shaped and constructed from a one piece sidewall rather than a spiral construction. The Convocan is used primarily to package frozen dairy desserts. The Ultrakan container is a cylindrical container formed from a one piece sidewall that is tailored to both the product and market in which it is to be used.
The Vektor container is similar to the Ultrakan container in that its structural properties are custom tailored to the product but its shape
is not limited to a cylinder.   Both the Ultrakan and Vektor packages
are used in a variety of food and non-food applications. The Bulkan, Convocan, Ultrakan, and Vektor packages are partially manufactured at the customers' facility with equipment manufactured by the Company and leased to the customer.

     Nestyle containers are tapered round packages available in a variety of sizes for the retail market. These containers are used for frozen dairy dessert, carryout foods, and non-food applications. Generally, Nestyle containers are assembled at the Company's facility and shipped nested to the customer for filling and sealing.

     The Company manufactures thermoformed and injection molded plastic containers in a variety of shapes and sizes which are used primarily to package retail cultured dairy products. These products are marketed under the Plastyle trade name. The Company markets plastic containers primarily in the Western United States.

     Beginning in 1986, the Company acquired three companies operating in the flexible packaging segment of the packaging industry. The Company manufactures a variety of packaging materials to serve markets for container decoration and closures, condiment pouches, food and medical packaging, as well as household and personal care item packaging. The Company manufactures proprietary film structures used in many of its flexible packaging products as well as blown film products used in the construction industry.

     The Company manufactures and sells a full line of equipment to apply sleeve labels to a variety of containers. These machines are marketed both domestically and internationally and are sold under the Styrotech trade name.

     Prior to 1996, the Company's operations were organized on a location profit center basis and the Company operated two distinct product groups, Rigid and Flexible. In December 1995, the Company announced a restructuring plan that will reorganize the Company's operations into centrally controlled functional areas. Under the restructuring plan, several manufacturing facilities will be closed and their operations consolidated with other facilities. The restructuring plan will reduce the Company's overall workforce by 12 percent.


       Sources of Raw Materials

       The Company purchases paperboard, steel, ink, adhesives, resins, film, cartons and supplies from numerous vendors, some of whom supply substantial amounts. Alternative sources of these materials are generally available.

       Trademarks and Patents

       The manufacture of many of the Company's products is accomplished using machinery and processes covered by patents owned or controlled by the Company. The Company has domestic and foreign registered trademarks which are used in connection with both product names and distinctive designs. However, the Company views its business as one which is not primarily dependent on patent or trademark protection.

       On a non-exclusive basis the Company licenses others, domestically and in foreign countries, to produce paperboard components, assemble containers, sublease its machinery and use its trademarks in the production of containers. Revenues from these licensing activities have been negligible.

       Seasonal Operations

       The Company's business is somewhat seasonal due to the nature of the frozen dessert market, with approximately 54% of the Company's sales and 70% of the Company's profits occurring during the second and third quarters. The previously announced restructuring plan will distort the Company's historical quarterly profit distribution until the plan is fully implemented.

       Customers

       The Company has one customer, Dreyer's Grand Ice Cream, which constitutes approximately 11% of the Company's revenue. The loss of this account would have a material adverse impact on the Company.

       Backlog

       The backlog as of December 31, 1995, was estimated to be $50,000,000. The backlog is expected to be filled within the first quarter of 1996.

       Competition

       The Company's business is highly competitive. There are numerous producers of containers supplying the frozen dessert market and other markets of the packaged food industry, many of which have greater financial resources than the Company. The Company is attempting to strengthen its competitive advantage in the various markets in which it operates through a Company-wide restructuring plan announced in December 1995. This program is described more fully in the Company's 1995 Annual Report.

       While industry statistics are not available, the Company believes it is the largest manufacturer of containers for the frozen dessert market nationally. The Company's market penetration varies from region to region and by type of container. The Company believes it has a major competitive position in the bulk frozen dessert container market, although competition in this market is also very competitive.

       In the half gallon, quart and pint frozen dessert market, the Company's round containers compete with round containers manufactured principally by Sweetheart Cup Company and Tetra Pak. The Company's round containers also compete with the more traditional square packages, which are manufactured by several different producers. As a general matter, the Company's frozen dessert containers are more expensive than square packages. Accordingly, the Company's containers are primarily sold to producers of premium frozen dessert to whom container quality, product image and customer service are more important considerations than price.

       The Company's principal market for its plastic containers is the cultured dairy market in the Western United States. The Company believes it is the largest manufacturer of plastic containers in this market, where it competes with several competitors. While customer service and product quality are important, this market is extremely price sensitive.

       In non-dairy markets, the Company competes with numerous companies which manufacture a variety of containers using many different materials and forms of construction. The Company targets its marketing of the Ultrakan container for customers to emphasize product image. Depending on the market, price may also be an important competitive factor. The Company does not have a significant share of any such markets.

       The Company produces flexible packaging products at three locations nationwide. The Company enjoys an identity for high-quality graphics and sophisticated laminations. The Company's flexible packaging products are sold in highly competitive markets which include snack foods, condiments, dried fruits, container decorations and lidding for aseptically packaged products.

       The Company also manufactures and sells sleeve label application equipment for food and non-food markets both domestically and internationally. These machines are sold through both the Company's own sales force and through brokers.

       The following table sets forth the net revenues and percentage of total net revenues in each of the Company's major markets during the last three years.

                                    (in thousands of dollars)
                                1995           1994           1993

                          Net            Net             Net
                        Revenues    %  Revenues   %    Revenues    %
Packaging
  Frozen Desserts       $138,330   47  $139,764   47   $131,374   48
  Other Dairy Products    15,817    5    16,015    6     14,517    5
  Other Food Products     98,455   33    98,575   33     95,053   34
  Medical                  5,120    2     3,785    1      3,749    1
  Miscellaneous,
    Non-food              32,112   11    32,260   11     26,766   10
Lease Revenue              4,489    2     4,670    2      4,206    2
  Total                 $294,323  100  $295,069  100   $275,665  100



       Research and Development

       The Company is actively engaged in designing and developing new products and adapting existing products for new uses. A staff of engineers, designers and machinery specialists evaluate product ideas initiated by the Company's personnel or by customers seeking new and better containers.

       The Company also has a staff of designers and engineers responsible for the design, development and modification of the Company's production processes and the machinery used for production in the Company's plants and in customers' facilities. Approximately $6,032,000, $5,644,000 and $5,702,000 were expended for research and development in 1995, 1994 and 1993, respectively.

       Governmental Regulation

       Since most of the Company's containers and packages are used in the food industry, the Company is subject to the manufacturing standards of and inspection by the U.S. Food and Drug Administration. The Company is also subject to federal, state and local laws regarding discharge of waste materials into the environment. Historically, compliance with such laws has not had a material affect on the Company's earnings, capital expenditures or competitive position.

       Number of Employees

       The Company's average number of employees for 1995 was 1,909.

       Financial information about foreign and domestic operations and export sales.

                                      (in thousands of dollars)
                                    1995          1994       1993
Revenues
  United States                  $277,382       $285,067   $267,643
  Export                           16,941         10,002      8,022
  Total Revenues                 $294,323       $295,069   $275,655


Operating Income (Loss)
  United States                  $ (8,617)      $ 22,468   $ 20,307
  Export                            4,235          3,101      2,484
  Operating Income (Loss)        $ (4,382)      $ 25,569   $ 22,791


Identifiable Assets
  United States                  $225,233       $239,549   $212,904
  Export                            2,864          1,825      1,362
  Total Assets                   $228,097       $241,374   $214,266

       Export sales are made mainly to customers in Canada, South
America, Western Europe, Japan and Australia.



Item 2.  Properties.

       The Company owns all facilities except its corporate office in Overland Park, Kansas, two warehouses and production facilities in Raleigh, North Carolina and Virginia, Queensland, Australia, which are leased. The following tables set forth the location, approximate square footage, year originally constructed (or lease expiration) and principal use of each of the Company's facilities.

                            Owned Facilities

                              Square     Year
         Location              Feet   Constructed(1)    Use
Kansas City, Missouri . . .   25,000    1966      Research and development
Kansas City, Missouri . . .   60,000    1989      Design, production and
                                                  repair of machinery and
                                                  parts
Fulton, New York  . . . . .   57,000    1946      Warehouse
Fulton, New York  . . . . .  668,000    1922      Production of paperboard
                                                  containers
Kansas City, Kansas . . . .  280,000    1946      Idle-facility is on the
                                                  market for sale
DeSoto, Kansas  . . . . . .  480,000    1994      Production of paperboard
                                                  containers
Los Angeles, California . .  172,000    1954      Production of paperboard
                                                  containers
Los Angeles, California . .  190,000    1965      Production of plastic
                                                  containers
San Leandro, California . .  102,000    1951      Production of flexible
                                                  plastic packaging
San Leandro, California . .   12,000    1962      Warehouse
San Leandro, California . .    6,000    1962      Warehouse
San Leandro, California . .    9,200    1991      Production of flexible
                                                  plastic packaging
Akron, Ohio . . . . . . . .   21,000    1973      Offices
Akron, Ohio . . . . . . . .   84,000    1973      Production of flexible
                                                  plastic packaging
Charlotte, North Carolina .   72,200    1966      Production of flexible
                                                  plastic packaging
Charlotte, North Carolina .   32,000    1991      Warehouse
Charlotte, North Carolina .   10,600    1966      Offices


                          Leased Facilities(2)

                              Square    Lease
       Location                Feet   Expiration       Use

Overland Park, Kansas  . .    17,023    1996      Executive Offices
Los Angeles, California  .    51,279    2000      Warehouse
San Leandro, California  .    22,500    1996      Warehouse
Raleigh, North Carolina  .     7,500    1996      Production of Machinery
Virginia, QLD., Australia     21,500    1998      Production of paperboard
                                                  containers

(1) The date given is the date of the original construction of the buildings; however from time to time the Company has made additions to, renovated and modernized these buildings.
(2)     See Note 4 of Notes to Consolidated Financial Statements.

Item 3.  Legal proceedings.

       None.


Item 4.  Submission of matters to a vote of security holders.

       None.



                                 PART II


Item 5. Market for the registrant's common equity and related stockholder matters.

               Quarter       High        Low      Dividend per Share

1995           Fourth       $13        $10 1/2          $.120
               Third         17         11 1/2          $.120
               Second        19 3/4     15 3/4          $.120
               First         19 1/2     16 3/4          $.120



1994           Fourth       $20 3/4    $15 3/4          $.115
               Third         16 3/4     13 3/8          $.115
               Second        16 1/4     12              $.115
               First         16 1/2     13 3/4          $.115



       The common stock, which has a par value of $.10 per share, is traded in the Over-the-Counter market. It is included in the NASDAQ National Market System under the symbol SRCO. The table above sets forth the high and low sale prices, as quoted by National Market System of NASDAQ, and dividends paid for each quarter of the last two calendar years. These quotations reflect inter-dealer prices, without markup, markdown or commissions.

       There are approximately 449 registered holders of common stock as of February 29, 1996, based on securities position listings. As part of the Company's various borrowing agreements (filed as exhibits to this and previous Form 10-K reports), the Company is subject to certain restrictions which govern the payment of common stock dividends. As of December 31, 1995, the Company achieved the necessary financial ratios in order to continue to pay dividends. The Company expects to continue paying dividends.


Item 6.  Selected financial data.

       Incorporated herein by reference from the Company's 1995 Annual Report to Stockholders, page 15.


Item 7. Management's discussion and analysis of financial condition and results of operations.

       Incorporated herein by reference from the Company's 1995 Annual Report to Stockholders, pages 16 and 17.


Item 8.  Financial statements and supplementary data.

       Consolidated balance sheets of the Company at December 31, 1995, and 1994, and the related Consolidated Statements of Income, Stockholders' Equity and Statement of Cash Flows for each of the three years in the period ended December 31, 1995 and the report of independent public accountants thereon for the years ended December 31, 1995, 1994 and 1993, are hereby incorporated by reference from the Company's 1995 Annual Report to Stockholders, pages 18 through 28.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     Arthur Andersen LLP ("Arthur Andersen") served as the auditors of the Company's books and records for the fiscal year ended December 31, 1995. Representatives of Arthur Andersen are expected to attend the Annual Meeting and, if present, will be available to respond to appropriate questions by stockholders and will have an opportunity to make a statement if they desire.

     Pursuant to recommendation made to it by the Audit Committee, on March 12, 1996 the Board of Directors dismissed Arthur Andersen and engaged KPMG Peat Marwick LLP ("Peat Marwick") to serve as the independent public accountants of the Company's books and records for the fiscal year ending December 31, 1996, such replacement and engagement to be effective beginning April 1, 1996. The Audit Committee's recommendation to change independent public accountants was made on the basis of written presentations made by several independent public accounting firms (including Arthur Andersen and Peat Marwick) to the Audit Committee.

    The certifying accountant's report of Arthur Andersen for each of the fiscal years ended December 31, 1994 and 1995, respectively, contains no adverse opinion, disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure for the fiscal years ended December 31, 1994 and 1995, respectively, or the interim period ending March 31, 1996. Arthur Andersen has been authorized by the Company to respond fully to inquiries of Peat Marwick. The Company has not consulted with Peat Marwick regarding application of accounting principles prior to their engagement.

     The Company provided notice to Arthur Andersen on March 12, 1996 of its replacement and has requested a response from Arthur Andersen to the statements made by the Company in accordance with the requirements of Item 304 of Regulation S-K.



                            PART III


Item 10.  Directors and executive officers of the Registrant.

       Information regarding Directors and Executive Officers is incorporated herein by reference from the Company's definitive proxy statement, pages 4 through 6.

Item 11.  Executive compensation.

       Information incorporated herein by reference from the Company's definitive proxy statement, page 7 (specifically excluding disclosures in such section relating to Item 402 (k) and (l) of Regulation S-K).


Item 12. Security ownership of certain beneficial owners and management.

       Information incorporated herein by reference from the Company's definitive proxy statement, pages 2 and 3.


Item 13.  Certain relationships and related transactions.

       None.



                              PART IV


Item 14.  Exhibits, financial statement schedules and reports on Form
8-K.

       The financial statements, notes to Consolidated Financial
Statements and supplementary information listed in the accompanying index to consolidated financial statements are filed as part of this report.

       No report on Form 8-K was filed during last quarter of the period covered by this report.

       All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, is not applicable or required, or is immaterial.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               [Item 14(a)]



                                                           Page References
                                                             Annual Report
                                                                  To
                                                             Stockholders

Report of Independent Public Accountants . .                      28
Consolidated Balance Sheets at December 31,
  1995 and 1994  . . . . . . . . . . . . . .                     18-19
Consolidated Statements of Income for each
  of the three years in the period ended
  December 31, 1995  . . . . . . . . . . . .                       20
Consolidated Statements of Stockholders' Equity
  for each of the three years in the period
  ended December 31, 1995  . . . . . . . . .                       20
Consolidated Statements of Cash Flows for each
  of the three years in the period ended
  December 31, 1995  . . . . . . . . . . . .                       21
Notes to Consolidated Financial Statements .                     22-28




       All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information is included in the Consolidated Financial Statements or the notes thereto.

                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                            Index to Exhibits


   Certain of the exhibits to this Report are hereby incorporated by reference from other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.


Exhibit
Number                 Description

   3(a) Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference from Exhibit
        3(a) to Form 10-K for year ended December 31, 1987)

   3(b) Amended and Restated Bylaws dated February 17, 1988
        (Incorporated by reference from Exhibit 3(b) to Form
        10-K for year ended December 31, 1987)

   4(a) Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4 to Amendment No. 1 to Form S-
        1, effective April 2, 1986 (Registration No. 33-
        3508)("Form S-1"))

   4(b) Loan Agreement with Metropolitan Life Insurance Company for
        $40,000,000, 8.15% Senior Notes due October 22, 1998
        (Incorporated by reference from Exhibit 4(d) to Form 10-K for year ended December 31, 1993.)

   4(c) Credit Agreement with UMB Bank, n.a. dated October 22,
        1991 for a $25,000,000 line of credit (Incorporated by reference from Exhibit 4(c) to Form 10-K for year ended December 31, 1993.)

   4(d) Note Agreement with The Prudential Insurance Company of America for $35,000,000, 6.75% Senior Notes due September 9, 2008 (Incorporated by reference from
        Exhibit 4(b) to Form 10-K for year ended December 31,
        1993.)

   4(e) First Amendment to the credit agreement with UMB Bank, n.a. for a $30,000,000 line of credit dated August 5, 1994. (Incorporated by reference from Exhibit 4(d) to Form 10-K for the year ended December 31, 1994.)

   4(f) Second Amendment to the credit agreement with UMB
        Bank, n.a. for a $40,000,000 line of credit dated December 20, 1994. (Incorporated by reference from
        Exhibit 4(e) to Form 10-K for the year ended December
        31, 1994.)


   4(g) Master Shelf Agreement with Prudential Insurance Company of
        America fof $75,000,000 Senior Notes and $30,000,000, 7.09%
        Senior Notes, Series A, due October 17, 2010, filed herewith.

   4(h) Third Amendment to the credit agreement with UMB Bank, n.a. for a $30,000,000 line of credit dated December
        1, 1995, filed herewith.

  10(a) Asset Purchase Agreement between Venture Packaging,
        Inc., and Seaven, Inc., dated December 31, 1992
        (Incorporated by reference from Exhibit 2 to Form 8-K, dated January 13, 1993)

  10(b) Environmental Agreement between Venture Packaging,
        Inc. and Seaven, Inc. dated December 30, 1992
        (Incorporated by reference from Exhibit 10(d) to Form
        10-K for year ended December 31, 1993.)

  10(c) Bill of Sale between Sealright Co., Inc. and Sealright
        Packaging Company dated December 31, 1990
        (Incorporated by reference from Exhibit 10(e) to Form
        10-K for year ended December 31, 1993.)

  10(d) Assignment of Agreements between Sealright Co., Inc.
        and Sealright Packaging Company dated December 31,
        1990 (Incorporated by reference from Exhibit 10(f) to Form 10-K for year ended December 31, 1993.)

  10(e) Assignment of Intangibles between Sealright Co., Inc.
        and Sealright Packaging Company dated December 31,
        1990 (Incorporated by reference from Exhibit 10(g) to Form 10-K for year ended December 31, 1993.)

  10(f) Trademark License Agreement between Sealright Co.,
        Inc. and Sealright Packaging Company dated December
        31, 1990 (Incorporated by reference from Exhibit 10(h) to Form 10-K for year ended December 31, 1993.)

  10(g) Patent License Agreement between Sealright Co., Inc.
        and Sealright Packaging Company dated December 31,
        1990 (Incorporated by reference from Exhibit 10(i) to Form 10-K for year ended December 31, 1993.)

  10(h) Incentive Compensation Plan of Sealright Co., Inc.
        effective January 1, 1986 (Incorporated by reference from Exhibit 10(i) to Form S-1)

  10(i) Sealright Co., Inc. 1986 Incentive Stock Option Plan
        (Incorporated by reference from Exhibit 10(j) to Form
        S-1)

  10(j) Sealright Co., Inc. Amended and Restated 1987 Stock
        Option Plan (Incorporated by reference from Form S-8,
        effective November 2, 1988 (Registration No. 33-
        25304))

  10(k) Investment Letter Agreement between Sealright Co.,
        Inc. and George K. Baum & Company dated July 19, 1993
        (Incorporated by reference from Exhibit 10(m) to Form
        10-K for year ended December 31, 1993.)

  10(l) Retirement Income Plan of Sealright Co., Inc. dated
        January 1, 1994 (Incorporated by reference from
        Exhibit 10(n) to Form 10-K for year ended December 31,
        1993.)

  10(m) Sealright Co., Inc. and Subsidiaries Long-Term
        Incentive Plan "Restated" effective January 1, 1992 and amended on January 15, 1992 (Incorporated by reference from Exhibit 10(o) to Form 10-K for year ended December 31, 1993.)

  10(n) Employment Agreement with John T. Carper, Vice
        President-Finance effective May 16, 1994.
        (Incorporated by reference from Exhibit 10(n) to Form
        10-K for the year ended December 31, 1994.)

  10(o) Sealright Co., Inc. Deferred Compensation Plan effective January
        1, 1994. (Incorporated by reference from Exhibit 10(o) to From 10-K for the year ended December 31, 1994.)

  10(p) Employment Term Sheet with Charles F. Marcy, President and Chief
        Executive Officer effective August 14, 1995, filed herewith.

  10(q) Stock Option Agreement with Charles F. Marcy effective
        August 14, 1995, filed herewith.

  10(r) Incentive Stock Option Agreement with Charles F. Marcy effective
        August 14, 1995, filed herewith.

  10(s) Noncompetition and Nondisclosure Agreement with Charles F. Marcy effective August 14, 1995, filed herewith.

  10(t) Separation Agreement with Marvin W. Ozley effective August 14,
        1995, filed herewith.

  13         1995 Annual Report to Shareholders, filed herewith.

  21         Subsidiaries of the Registrant, filed herewith.

  23         Consent of Independent Public Accountants

                              SIGNATURES




       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Sealright Co., Inc.
                                                 (Registrant)


                                              By/s/ Charles F. Marcy
                                              Charles F. Marcy
                                              President and Chief
                                              Executive Officer
                                              Dated: March 25, 1996



       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                 Title           Date

/s/ Charles F. Marcy    President and Chief        March 25, 1996
Charles F. Marcy        Executive Officer

/s/ John T. Carper      Vice President Finance     March 25, 1996
John T. Carper          and Principal Accounting
                         Officer

/s/ G. Kenneth Baum     Director                   March 25, 1996
G. Kenneth Baum

/s/ D. Patrick Curran   Director                   March 25, 1996
D. Patrick Curran

/s/ F. O. DeSieghardt   Director                   March 25, 1996
Frederick O. DeSieghardt

/s/ Robert F. Hagans    Director                   March 25, 1996
 Robert F. Hagans

/s/ Marvin W. Ozley     Director                   March 25, 1996
Marvin W. Ozley

/s/ Arthur R. Schulze    Director                  March 25, 1996
Arthur R. Schulze

/s/Charles A. Sullivan  Director                   March 25, 1996
Charles A. Sullivan