Form 10-Q
period 1996-03-31
SEALRIGHT COMPANY INC
filed 1996-05-14
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934



For Quarter Ended   March 31, 1996 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No


As of March 31, 1996, Sealright Co., Inc. had 11,071,991 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $75,776,630.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                 MAY 10, 1996




                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 31, 1995.

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                FOR THE QUARTERS ENDED MARCH 31, 1996 and 1995
                     (In Thousands Except Per Share Data)
                                 (Unaudited)




                                        1996               1995

Net Sales                              $66,445           $ 70,614
Cost of Sales                           57,525             57,494
    Gross Profit                         8,920             13,120

Selling, General & Admin. Expense        8,795              8,013

Other Expense                              234                388

Restructuring Expense                    1,629                --

Operating Income (Loss)                 (1,738)             4,719

Interest Expense                         1,350              1,147

Income (Loss) Before Income Taxes       (3,088)             3,572

Provision for Income Taxes (Benefit)    (1,197)             1,485

NET INCOME (LOSS)                      $(1,891)          $  2,087

NET INCOME (LOSS) PER SHARE            $ (0.17)          $   0.19

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING        11,072             11,096

                        SEALRIGHT CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1996 and DECEMBER 31, 1995
                                   (In Thousands)
                                     (Unaudited)

                                          March 31, 1996    December 31, 1995
                                       ASSETS
Current Assets
  Cash                                     $    570         $   6,017
  Accounts Receivable                        30,722            22,591
  Inventories (Note 3)                       42,437            39,848
  Income Taxes Receivable                     4,488              --
  Deferred Tax Asset                          1,780               190
  Other Current Assets                        5,250             2,449
       Total Current Assets                  85,247            71,095

Property, Plant & Equipment                 241,629           240,065
  Less:  Accumulated Depreciation           100,342            97,762
    Total Property, Plant and Equipment     141,287           142,303
Intangibles                                  14,232            14,699

TOTAL ASSETS                               $240,766          $228,097

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Maturities of Long-Term Debt     $  6,200          $  6,200
  Accounts Payable                           21,725            12,874
  Accrued Vacation                            3,311             3,253
  Accrued Workers' Compensation Reserve       2,281             2,675
  Restructuring Liability                     2,701             3,259
  Accrued Liabilities                         3,728             1,989
     Total Current Liabilities               39,946            30,250

Long-Term Debt                               81,350            77,400
Deferred Income Taxes                        16,867            14,168
Post-Retirement Benefits                      2,287             2,241
Pension Liability                               917               917
Restructuring Liability                         600             1,105

Stockholders' Equity
  Common Stock, Par Value $.10
    Authorized 20,000,000 shares;
    issued and outstanding 11,071,991
    as of March 31, 1996 and December 31,
     1995, respectively                       1,107             1,107
  Paid-In Capital                            14,911            14,911
  Retained Earnings                          82,781            85,998
     Total Stockholders' Equity              98,799           102,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $240,766          $228,097



                        SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE QUARTERS ENDED MARCH 31, 1996 and MARCH 31, 1995
                                   (In Thousands)
                                     (Unaudited)


                                                     1996         1995

Cash Flows from Operating Activities:
Net Income (Loss)                                   $(1,891)     $ 2,087
Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities:
       Depreciation & Amortization                    4,891        4,724
       Deferred Tax Provision                        (1,216)       1,411
       LIFO Reserve Provision                           332          114
       Changes in Assets and Liabilities:
         Accounts Receivable, Net                    (8,132)      (5,388)
         Inventories                                 (2,921)      (7,145)
         Accounts Payable                             8,850        2,571
         Other                                       (3,061)      (1,828)
            Total Adjustments                       $(1,257)     $(5,541)

Net Cash Used In Operating Activities               $(3,148)     $(3,454)
Cash Flows from Investing Activities:
    Capital Expenditures                            $(4,920)     $(4,626)
    Proceeds from Disposal of Equipment                 --             1
Net Cash Used in Investing Activities:              $(4,920)     $(4,625)
Cash Flows from Financing Activities:
    Net Borrowings Under Revolving
      Credit Agreement                              $ 5,500      $10,000
    Proceeds from Common Stock Issued                   --           140
    Principal Payments of Long-Term Debt             (1,550)      (1,664)
    Dividends Paid                                   (1,329)      (1,328)
Net Cash Provided by Financing Activities           $ 2,621      $ 7,148

Net Decrease in Cash                                $(5,447)     $  (931)

Cash, Beginning of Year                               6,017        1,057

Cash, End of First Quarter                          $   570      $   126

                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                                    10Q

                              MARCH 31, 1996

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1995.

NOTE 3 - INVENTORIES
       Inventories at March 31, 1996 and December 31, 1995, were:

                                                   1996     1995
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $15,742  $13,395
    Work-In-Process                                 6,397    9,163
    Finished Goods                                 16,503   12,714
                                                  $38,642  $35,272
    LIFO Reserve                                   (1,798)  (1,466)
Inventories Carried on LIFO Basis                 $36,844  $33,806
Inventories Carried on Average or FIFO Basis        5,593    6,042
                                                  $42,437  $39,848

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 1996, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1996, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENT OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1996     1995
       Interest Paid (Net of Amount Capitalized)  $ 1,359  $   940
       Income Taxes Paid                               25       71

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations
       Net sales for the first quarter of 1996 were $66.4 million, a decrease of 5.9% from the previous year's first quarter.
Significant growth in key strategic businesses such as sleeve labeling and paperboard food packaging was offset by expected decreases in three other areas: flexible packaging, primarily for condiments, because of heavy orders during the prior year's quarter as customers built inventory ahead of price increases; nonstrategic businesses such as diaper bags because of the Company's planned exit from those areas; and some lines of frozen dairy dessert packaging, because of the Company's mid-1995 loss of business from two large customers.

      Gross profit margins of 13.4% were down from the same quarter of 1995 by 5.2 percentage points due primarily to the inefficiencies resulting from the shut-down of paperboard packaging operations in the DeSoto, Kansas plant and the related transfer of equipment and business to the Fulton, New York and Los Angeles, California plants. Additionally, low volumes and manufacturing inefficiencies negatively affected the operations in the Los Angeles rigid plastic packaging plant and the San Leandro, California flexible packaging plant.

      First quarter SG&A expenses of $8.8 million were $800 thousand or 9.8% above the prior year due to reorganization expenses ($278 thousand) and Information Systems implementation costs ($141 thousand), as well as increased expenses related to expansion of international business ($20 thousand), increased bad debt reserves ($119 thousand) and workers' compensation expense ($242 thousand).

      Interest expense for the quarter of $1.3 million was $200 thousand above the prior year due to reduced levels of interest capitalization.

      The Restructuring Expense in the first quarter of $1.6 million consisted primarily of costs associated with the relocation of equipment and transfer of business from the DeSoto, Kansas plant to the Fulton, New York plant. The DeSoto facility closure represented the first phase of the Company's facilities consolidation plan with a significant amount of the costs associated with this phase occurring in the first quarter.


Liquidity and Capital Resources
       During the first quarter the net loss of $1.9 million as well as the seasonal increases in inventories and accounts receivable were the primary factors in the $3.1 million use of cash by operating activities. Capital expenditures of $4.9 million were directed primarily at plant consolidation activities, cost saving initiatives and the Company's new Information System.

At March 31, 1996, the Company had borrowed $5.5 million against its $30 million bank line of credit, at an average interest rate of 5.8%. It is anticipated that additional borrowings on the line of credit will be required to meet short term working capital needs. During the first quarter, the Company made a scheduled principal repayment of $1.55 million on outstanding senior notes. In the opinion of management, the $30 million line of credit is adequate to meet working capital and investment needs for the balance of the year.

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

                  None



Item 5.)   Other Materially Important Events

                  None


Item 6.)   Exhibits and Reports on Form 8-K

                  Form 8-K was filed April 4, 1996, related to the change of certifying accountants from Arthur Andersen LLP to KPMG
Peat Marwick LLP.

                       SALES OF UNREGISTERED SECURITIES




                                     None

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             SEALRIGHT CO., INC.




Date:     May 13, 1996                       /s/ Charles F. Marcy
                                             By: Charles F. Marcy
                                                 President & C.E.O.




Date:     May 13, 1996                      /s/ John T. Carper
                                             By: John T. Carper
                                                 Senior Vice President
                                                 Finance & C.F.O.