Form 10-Q
period 1996-06-30
SEALRIGHT COMPANY INC
filed 1996-08-14
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934



For Quarter Ended   June 30, 1996  Commission file number 0-14825

                             SEALRIGHT CO., INC.
            (Exact name of registrant as specified in its charter)


          Delaware                              16-0876812
  (State or other jurisdiction of             (IRS Employer
   incorporation or organization)           Identification No.)

  9201 Packaging Drive, DeSoto, Kansas                66018
   (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  913-583-3025


__7101 College Boulevard, Overland Park, Kansas  66210-1891______
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     X     No             (2)  Yes    X     No


As of June 30, 1996, Sealright Co., Inc. had 11,070,991 shares of
Common Stock outstanding. The market value of stock held by non-affiliates is approximately $66,586,000.



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                August 2, 1996


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

Except for historical information contained herein, the matters set forth in this report or in oral statements made by officers of the Company are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company's expectations respecting future revenues and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, reasonable stability in raw material pricing, changes in which affect customer purchasing decisions as well as the Company's revenues and margins, and successful execution of the Company's previously announced restructuring plan.

The costs and benefits of the Company's restructuring and facility consolidation plan may vary from the Company's original expectations due to various factors such as: the extent of management's ability to control costs, inefficiencies, overheads and operational issues during the transition period; sales prices realized upon future disposal of redundant assets, particularly real property which is subject to future supply and demand conditions in various real estate markets; higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments and difficulties inherent in forecasting results of an operating mode different from that which exists at the time the forecast is made. Investors are also advised to consider other risks and uncertainties that may be discussed in documents filed by the Company with the Securities and Exchange Commission.


                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                 FOR THE PERIODS ENDED June 30, 1996 and 1995
                     (In Thousands Except Per Share Data)
                                 (Unaudited)



                                    Three Months         Six Months
                                    Ended June 30       Ended June 30
                                    1996     1995       1996          1995

Net Sales                          $74,350  $84,059   $140,795    $154,673
Cost of Sales                       60,723   66,378    118,249     123,872
    Gross Profit                    13,627   17,681     22,546      30,801

Selling, General & Admin. Expense    8,515    9,470     17,310      17,482

Other Expense                          248      396        483         784

Restructuring Expense                  820      --       2,449         --

Operating Income                     4,044    7,815      2,304      12,535

Interest Expense                     1,382    1,353      2,732       2,500


Income (Loss) Before Income Taxes    2,662    6,462       (428)     10,035

Provision for Inc. Taxes (Benefit)   1,037    2,510       (162)      3,996

NET INCOME (LOSS)                  $ 1,625  $ 3,952   $   (266)    $ 6,039

NET INCOME (LOSS) PER SHARE        $  0.15  $  0.36   $  (0.02)    $  0.54

AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING    11,072   11,096     11,072      11,095

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                (In Thousands)
                                 (Unaudited)

                                           June 30, 1996    December 31, 1995
                                    ASSETS
Current Assets
     Cash                                    $  1,033          $  6,017
     Accounts Receivable                       29,506            22,591
     Inventories (Note 3)                      44,342            39,848
   Income Taxes Receivable                      3,880              --
   Deferred Tax Asset                           3,361               190
     Other Current Assets                       3,649             2,449
       Total Current Assets                    85,771            71,095

Property, Plant & Equipment                   246,711           240,065
     Less:  Accumulated Depreciation          103,967            97,762
       Total Property, Plant and Equipment    142,744           142,303

Intangibles, Net                               13,938            14,699

TOTAL ASSETS                                 $242,453          $228,097

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Maturities of Long-Term Debt      $   6,200         $  6,200
  Accounts Payable                             18,366           12,874
  Accrued Vacation                              3,482            3,253
  Accrued Workers' Compensation Reserve         2,152            2,675
  Restructuring Liability                       1,958            3,259
  Accrued Liabilities                           4,803            1,989
     Total Current Liabilities                 36,961           30,250

Long-Term Debt                                 83,900           77,400
Deferred Income Taxes                          18,795           14,168
Post-Retirement Benefits                        2,334            2,241
Pension Liability                                 917              917
Restructuring Liability                           450            1,105

Stockholders' Equity
  Common Stock, Par Value $.10
    Authorized 20,000,000 shares;
    issued and outstanding 11,071,991
    as of June 30, 1996 and December 31,
     1995, respectively                        1,107            1,107
  Paid-In Capital                             14,911           14,911
  Retained Earnings                           83,078           85,998
     Total Stockholders' Equity               99,096          102,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $242,453         $228,097


                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED June 30, 1996 and June 30, 1995
                                (In Thousands)
                                 (Unaudited)




                                                       1996         1995

Cash Flows from Operating Activities:
Net Income (Loss)                                   $   (266)    $  6,039
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation & Amortization                     9,915        9,642
       Deferred Tax Provision                           (261)       2,487
       LIFO Reserve Provision                            190          203
       Changes in Assets and Liabilities:
         Accounts Receivable, Net                     (7,014)      (5,687)
         Inventories                                  (4,684)      (5,783)
         Accounts Payable                              5,491        2,796
         Other                                        (2,155)      (1,824)
            Total Adjustments                       $  1,482     $  1,834

Net Cash Provided By Operating Activities           $  1,216     $  7,873

Cash Flows from Investing Activities:
    Capital Expenditures                            $(10,047)    $(11,224)
    Proceeds from Disposal of Equipment                    1          117
Net Cash Used in
  Investing Activities:                             $(10,046)    $(11,107)

Cash Flows from Financing Activities:
    Net Borrowings Under Revolving
      Credit Agreement                              $  9,000     $ 11,500
    Proceeds from Common Stock Issued                   --            152
    Principal Payments of Long-Term Debt              (2,500)      (3,391)
    Dividends Paid                                    (2,654)      (2,653)

Net Cash Provided by
  Financing Activities                              $  3,846     $  5,608

Net (Decrease) Increase in Cash                     $ (4,984)    $  2,374
Cash, Beginning of Year                                6,017        1,057

Cash, End of Six Months                             $  1,033     $  3,431

                   SEALRIGHT CO., INC. AND SUBSIDIARIES

                                   10-Q

                               JUNE 30, 1996

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       In the opinion of Management, the accompanying unaudited consolidated financial statements contain normal interim adjustments necessary to present fairly the financial position of Sealright Co., Inc. and Subsidiaries as of June 30, 1996 and December 31, 1995, and the results of their operations for the quarters ended June 30, 1996 and 1995.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1995.

NOTE 3 - INVENTORIES
       Inventories at June 30, 1996 and December 31, 1995, were:

                                                   1996     1995
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $16,480  $13,395
    Work-In-Process                                 6,056    9,163
    Finished Goods                                 17,402   12,714
                                                  $39,938  $35,272
    LIFO Reserve                                   (1,656)  (1,466)
Inventories Carried on LIFO Basis                 $38,282  $33,806
Inventories Carried on Average or FIFO Basis        6,060    6,042
                                                  $44,342  $39,848

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 1996, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 1996, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENTS OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1996     1995
       Interest Paid (Net of Amount Capitalized)  $ 2,697  $ 2,140
       Income Taxes Paid                              190    1,390

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                          AND FINANCIAL CONDITION

Results of Operations

       Net sales for the second quarter of 1996 were $74.4 million, a decrease of 11.6% from the same quarter of 1995. This decline in sales volume was equally shared across both major segments of the Company's business - flexible packaging and rigid packaging. The decline in flexible packaging was anticipated as 1995 sales were slightly inflated due to customer purchases in advance of price increases. Additionally, the Company has withdrawn from some non-strategic product lines affecting year over year comparisons.
Rigid paperboard packaging, sold primarily to the frozen dessert market, is down from the prior year due to the loss of two customers and two other significant factors. First, overall market sales of frozen desserts is down from 1995 because of an unseasonably cool and wet spring which depressed consumer sales. Second, several of the Company's key customers were forced to significantly reduce marketing and promotional spending in the face of steeply rising butterfat costs - a major raw material. Premium ice cream manufacturers, Sealright's primary customers, were hit particularly hard as their product contains higher amounts of butterfat. Rigid plastics sales, primarily to the cultured dairy market, were also down due to competitive pressures and delays in the market acceptance and delivery of new OMV manufacturing technology.

       Gross profit margins of 18.3% were down from the same quarter last year due to manufacturing inefficiencies incurred during the shut down of packaging operations in the DeSoto, Kansas plant. Operations from that plant were relocated to the Fulton, New York and Los Angeles, California plants. The Company's machinery manufacturing and Research & Development operations were relocated from other Kansas City area facilities to the DeSoto plant late in the second quarter. The corporate headquarters will be relocated during the third quarter of 1996, thereby reducing the fixed costs associated with the three facilities. Additionally, operational inefficiencies resulting from low volume and the incorporation of new manufacturing technologies have depressed margins in the rigid plastics operation in Los Angeles and the flexible packaging operation in San Leandro, California.

       Selling, General & Administrative Expenses for the quarter are down by 10% from the second quarter of 1995 due to aggressive and ongoing cost cutting activities which have been implemented throughout the year.

       Interest expense is up very slightly due to higher debt levels.

       The Restructuring Expense of $0.8 million for the quarter consists of costs associated with the relocation of equipment from the DeSoto, Kansas plant to the Fulton, New York and Los Angeles, California plants as well as the relocation of machine manufacturing and R&D activities to DeSoto. Also included in these costs are employee relocation expenses related to management reorganization.

       Year-to-date Net Sales are nearly 9% below last year's results due primarily to factors mentioned above for the second quarter.

       Gross Margins for the year-to-date period are below prior year levels due to sales volume reductions and manufacturing inefficiencies related to the discontinuation of rigid paperboard packaging operations in DeSoto, Kansas and the related relocation of manufacturing operations to the New York and California plants.

       Year-to-date Selling, General and Administrative expenses are down slightly from the prior year. First quarter SG&A expenses were $800 thousand above the prior year due to expenses associated with the reorganization, implementation of the Company's new information system project and other operating expenses. Reorganization related expenses subsided late in the first quarter and the impact of aggressive cost cutting reduced second quarter SG&A expenses. Management expects these cost cutting measures will continue to positively impact future performance. Continued cost reduction initiatives are a management priority.

       Interest costs for the six month period are up by 9% due to reduced interest expense capitalization - a result of reduced capital spending and higher levels of debt. During late 1995, the Company took advantage of the favorable interest rate environment and issued $30MM of senior notes, increasing the amount of leverage employed to fund the Company's operations.

       The Restructuring Expense of $2.4 million consists primarily of equipment relocation expenses associated with the consolidation of rigid packaging operations in New York and California as well as employee recruiting and relocation expenses associated with management reorganization.


Liquidity and Capital Resources

       Net Cash Provided by Operating Activities for the six month period ended June 30, 1996 of $1.2 million compared to $7.9 million for the same period in 1995. The reduction in Net Income from year to year is the primary factor in the reduction. Capital Expenditures for the six month period of $10 million were directed primarily at plant consolidation activities, cost savings initiatives and the Company's new state-of-the-art Information System.

       At June 30, 1996, the Company had borrowed $9.0 million against its $30 million bank line of credit at an average interest rate of 5.95%. The remaining $21 million of available credit is significantly more than the Company's anticipated needs for working capital and investment spending for the balance of the year.

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






                                             SEALRIGHT CO., INC.




Date:   August 9, 1996                       /s/ Charles F. Marcy
                                             By: Charles F. Marcy
                                                 President & CEO




Date:   August 9, 1996                       /s/ John T. Carper
                                             By: John T. Carper
                                                 Senior Vice President
                                                 Finance & CFO