Form 10-Q
period 1996-09-30
SEALRIGHT COMPANY INC
filed 1996-11-12
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                               _____________

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of The Securities Exchange Act of 1934


For Quarter Ended September 30, 1996 Commission file number 0-14825

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


   7101 College Boulevard, Overland Park, Kansas  66210-1891
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     X     No             (2)  Yes    X     No

As of September 30, 1996, Sealright Co., Inc. had 11,071,991 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $71,943,000.

             SEALRIGHT CO., INC. AND SUBSIDIARIES

                          FORM 10-Q

                       November 1, 1996



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


                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
               FOR THE PERIODS ENDED September 30, 1996 and 1995
                    (In Thousands Except Per Share Data)
                                  (Unaudited)


                                  Three Months        Nine Months
                            Ended September 30  Ended September 30
                                1996      1995       1996     1995

Net Sales                      $68,419   $76,151   $209,214 $230,824
Cost of Sales                   55,542    63,237    173,790  187,109
    Gross Profit                12,877    12,914     35,424   43,715

Selling, Gen. & Admin. Exp.      7,775     9,561     25,085   27,043
Other Expense                      270       365        753    1,148

Restructuring Expense              815       --       3,264      --

Operating Income                 4,017     2,988      6,322   15,524

Interest Expense                 1,318     1,243      4,050    3,743

Income Before Income Taxes       2,699     1,745      2,272    11,781

Provision for Inc. Taxes           975       698        814     4,695

NET INCOME                     $ 1,724   $ 1,047   $  1,458  $  7,086

NET INCOME PER SHARE           $  0.15   $  0.09   $   0.13  $   0.64

AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING            11,072    11,072     11,072     11,095



                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                (In Thousands)
                                  (Unaudited)

                                     September 30, 1996   December 31, 1995
                                   ASSETS
Current Assets
Cash                                       $      8         $  6,017
Accounts Receivable                          28,596           22,591
Inventories (Note 3)                         43,844           39,848
Other Current Assets                          3,448            2,639
       Total Current Assets                  75,896           71,095
Property, Plant & Equipment                 249,804          240,065
Less:  Accumulated Depreciation             108,364           97,762
Property, Plant and Equipment, Net          141,440          142,303

Intangibles, Net                             11,354           12,115
Other Assets                                  2,215            2,584
TOTAL ASSETS                               $230,905         $228,097

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Maturities of Long-Term Debt      $   6,200         $  6,200
Accounts Payable                             14,905           12,874
Accrued Vacation                              3,103            3,253
Accrued Workers' Compensation Reserve         2,354            2,675
Restructuring Liability                       1,192            3,259
Accrued Liabilities                           6,578            1,989
   Total Current Liabilities                 34,332           30,250
Long-Term Debt                               81,350           77,400
Deferred Income Taxes                        12,061           14,168
Post-Retirement Benefits                      2,381            2,241
Pension Liability                               917              917
Restructuring Liability                         375            1,105
TOTAL LIABILITIES                           131,416          126,081

Stockholders' Equity
Common Stock, Par Value $.10
  Authorized 20,000,000 shares;
  issued and outstanding 11,071,991
  as of September 30, 1996 and
     December 31, 1995, respectively          1,107            1,107
Paid-In Capital                              14,911           14,911
Retained Earnings                            83,471           85,998
   Total Stockholders' Equity                99,489          102,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $230,905         $228,097




                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED September 30, 1996 and September 30, 1995
                              (In Thousands)
                                (Unaudited)

                                                    1996         1995

Cash Flows from Operating Activities:
Net Income                                       $  1,458     $  7,086
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
     Depreciation & Amortization                   15,007       14,697
     Deferred Tax Provision                         1,530        3,127
     Changes in Assets and Liabilities:
       Accounts Receivable, Net                    (6,680)      (4,288)
       Inventories                                 (3,996)      (3,202)
       Accounts Payable                             2,623        2,276
       Other                                       (2,448)      (1,420)
          Total Adjustments                      $  6,036     $ 11,190
Net Cash Provided By Operating Activities        $  7,494     $ 18,276
Cash Flows from Investing Activities:
  Capital Expenditures                           $(13,603)    $(16,814)
  Proceeds from Disposal of Equipment                 106          157
Net Cash Used in
  Investing Activities                           $(13,497)    $(16,657)

Cash Flows from Financing Activities:
  Net Borrowings Under Revolving
    Credit Agreement                             $  8,000     $  7,000
  Proceeds from Common Stock Issued                   --           165
  Principal Payments of Long-Term Debt             (4,017)      (5,151)
  Dividends Paid                                   (3,989)      (3,982)
Net Cash Used in Financing Activities            $     (6)    $ (1,968)

Net Decrease in Cash                             $ (6,009)    $   (349)
Cash, Beginning of Year                             6,017        1,057

Cash, End of Nine Months                         $      8     $    708



                    SEALRIGHT CO., INC. AND SUBSIDIARIES

                                   10-Q

                             SEPTEMBER 30, 1996

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
In the opinion of Management, the accompanying unaudited consolidated financial statements contain normal interim adjustments necessary to present fairly the financial position of Sealright Co., Inc. and Subsidiaries as of September 30, 1996 and December 31, 1995, and the results of their operations for the periods ended September 30, 1996 and 1995.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended
December 31, 1995.

NOTE 3 - INVENTORIES
Inventories at September 30, 1996 and December 31, 1995, were:

                                                 1996    1995
                                                (In Thousands)
Inventories Carried on LIFO Basis
  Raw Materials                                 $16,154 $13,395
  Work-In-Process                                 5,175   9,163
  Finished Goods                                 18,126  12,714
                                                $39,455 $35,272

  LIFO Reserve                                   (1,470) (1,466)
Inventories Carried on LIFO Basis               $37,985 $33,806
Inventories Carried on Average or FIFO Basis      5,859   6,042
                                                $43,844 $39,848

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1996, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1996, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENTS OF CASH FLOWS
     Supplemental cash flow information for the nine months ended
     September 30, 1996 and 1995 is (in thousands):

                                                  1996    1995
     Interest Paid (Net of Amount Capitalized)  $ 4,081 $ 3,880
     Income Taxes Paid                              317   1,530































ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                           AND FINANCIAL CONDITION

Results of Operations

Year-to-date net sales were $209.2 million, down $21.6 million or
9.4 percent, from 1995. Net sales for the third quarter of 1996 were $68.4 million, a decrease of 10.2 percent from the same quarter of 1995. For the quarter, sales of rigid paperboard products were down 10.8 percent while sales of flexible packaging products were down 9.2 percent from the same quarter of 1995. Sales at the Company's subsidiary in Australia were up more than 200 percent ($630) thousand from last year reflecting the Company's expanding international presence. The revenue decline for both the year and the quarter is attributed to three factors. First, cool, wet weather coupled with rising raw material costs for the dairy industry, primarily butterfat, reduced demand for the Company's frozen dessert packaging by $3.4 million for the quarter and
9.5 million year-to-date from the same period last year. Secondly, the Company had $8.0 million and $2.8 million of revenue year-to-date and the quarter ended September 30, 1995, respectively, from customers that were lost in late 1995 and early 1996. Finally, the Company lost several accounts due to unanticipated factors.

Gross profit year-to-date was $35.4 million compared to $43.7 million a year ago. Gross profit for the quarter was $12.9 million, or 18.8 percent of net sales. During the third quarter of 1995, the Company's gross margin was 17.0 percent. The increase in gross margin, despite the $7.7 million decline in revenue, reflects the Company realizing the expected efficiency benefits from its restructuring plan. The inefficiencies sustained during the first and second quarter as a result of moving the Company's DeSoto, Kansas rigid paperboard operations to Fulton, New York and Los Angeles, California have diminished. Both facilities' performance has improved. The Company's gross margin in the third quarter improved from the first and second quarters of 1996 in both rigid and flexible packaging operations. However, the Company continued to suffer from losses at its Los Angeles rigid plastics operation due to significant inefficiencies encountered during the conversion to new thermoforming equipment. The operating loss for the third quarter was $800 thousand and the loss year-to-date was $2.3 million.

Selling, General and Administrative expenses year-to-date are down
$2.0 million, or 7.2 percent, from 1995. SG&A expenses for the quarter are down $1.7 million, or 18.7 percent, from the same period last year. These reductions are primarily due to staffing reductions as part of the Company's restructuring plan coupled with continued cost cutting initiatives. The Company has eliminated approximately 70 salaried positions since last September.

The Company has been incurring restructuring expenses during the year as a result of moving equipment and personnel involved with the plant consolidation plan announced in late 1995. Additionally, other costs associated with the restructuring such as employee recruiting and management reorganization are classified in this category. Restructuring expenses year-to-date have been $3.3 million, and $0.8 million for the third quarter. Restructuring expense during the quarter reflects costs associated with moving the Company's machine manufacturing operations, research and development center and Corporate Office to the DeSoto facility. Restructuring expense is expected to be approximately $2.3 million during the fourth quarter as the Company consolidates its Charlotte and Raleigh, North Carolina facilities.


Interest expense year-to-date was $4.0 million, or 8 percent higher than last year, reflecting a higher level of debt coupled with reduced interest capitalization. Capital spending is 19 percent lower than last year reducing the amount of associated interest expense capitalization. Interest expense for the quarter is 6 percent higher than last year as a result of the same factors.


Liquidity and Capital Resources

  Net cash provided by operating activities for the nine month period ended September 30, 1996, was $7.5 million compared to $18.3 million for the same period in 1995. The primary cause of the reduction year over year has been the reduction in the Company's level of net income. Earnings are down primarily due to reduced net sales, losses at the Company's rigid plastics facility and additional expenses associated with the ongoing restructuring. Accounts receivable and inventories reflect higher dollar and percentage increases from the beginning of 1996 versus 1995 due to aggressive management of these two asset classes in the fourth quarter of last year, resulting in low year-end levels of receivables and inventory. Capital expenditures year-to-date were $13.6 million, which is 19 percent lower than the same period last year. Capital spending has been directed at modifications to facilities to accommodate equipment consolidation, cost savings initiatives and the Company's new management information system.

At September 30, 1996, the Company had borrowed $8.0 million against its $30 million bank line of credit at an average interest rate of 5.95%. The remaining $22 million of available credit is significantly more than the Company's anticipated needs for working capital and investment spending for the balance of the year.

The Company must comply with various financial covenants under its debt agreements. The Company was granted a temporary modification to the loan covenant agreements by its lenders in the fourth quarter of 1995 since the restructuring charge incurred in 1995 caused the fixed charge coverage ratio to fall below 200%, the minimum level of compliance under the agreements. The Company's financial performance during the third quarter of 1996 was not sufficient to meet the minimum level of compliance pursuant to the 1995 modification. The Company's lenders waived compliance with the fixed charge coverage ratio for the third quarter. The Company and its lenders have held substantive discussions and have agreed in principle to modifying the loan agreements to grant a modification to the fixed charge coverage for the fourth quarter of 1996 and the first three quarters of 1997. Under the proposed agreement, the Company will not pay a fee or penalty for this modification. As of the date of submission of this report, a final modification agreement has not been signed.

The Company paid a regular dividend of $0.12 per share per quarter to its Common shareholders during the first three quarters of 1996, resulting in dividends paid of $4.0 million for 1996. The Company's Board of Directors announced the suspension of regular dividends on October 24, 1996 due to the acceleration of restructuring expense associated with the potential impact, if a decision is made to sell or otherwise dispose of its rigid plastics operation. The Company intends to resume paying dividends, possibly in 1997, once operating performance warrants such resumption.

The Company also announced it is exploring the possible sale of the Los Angeles rigid plastics operation. This facility manufactures thermoformed and injection molded plastic containers primarily for the cultured dairy industry on the West Coast. The Company may take up to a $4.0 million charge to earnings in the fourth quarter if this operation is sold. A final decision will be made by the Board of Directors during the fourth quarter.












                 PART  II  -  OTHER INFORMATION



Item 1.     Legal Proceeding

               None


Item 2.)   Changes in Securities

              None


Item 3.)   Defaults Upon Senior Securities

             The Company must comply with various financial covenants under its debt agreements. The Company was granted a temporary modification to these agreements by its lenders in the fourth quarter of 1995 since the restructuring charge incurred in 1995 caused the fixed charge coverage ratio to fall below 200%, the minimum level of compliance under the agreements. The Company's financial performance during the third quarter of 1996 was not sufficient to meet the minimum level of compliance pursuant to the 1995 modification. The Company's lenders waived compliance with the fixed charge coverage ratio for the third quarter.
           The Company and its lenders have held substantive discussions and have agreed in principle to modifying the loan agreements to grant a modification to the fixed charge coverage for the fourth quarter of 1996 and the first three quarters of 1997. Under the proposed agreement, the Company will not pay a fee or penalty for this modification. As of the date of submission of this report, a final agreement has not been signed.


Item 4.)   Submission of Matters to a Vote of Securities Holders

               None


Item 5.)   Other Materially Important Events

             On October 24, 1996, the Company announced the closing of its Charlotte and Raleigh, North Carolina production facilities. Equipment and production from the Charlotte flexible packaging facility will be moved to the Company's Akron, Ohio and San Leandro, California flexible packaging facilities. Equipment from the Company's Styrotech machine manufacturing facility in Raleigh will be moved to DeSoto, Kansas and will be combined with the existing machine manufacturing operations currently located in DeSoto. These moves are expected to increase restructuring expense in the fourth quarter to $2.3 million and will complete the restructuring plan announced in late 1995. Both moves, which will be substantially complete in the fourth quarter, will result in a net reduction of approximately 120 positions.

              The Company also announced it is exploring the possible sale of the Los Angeles rigid plastics operation. This facility manufactures thermoformed and injection molded plastic containers primarily for the cultured dairy industry on the West Coast. The Company may take up to a $4.0 million charge to earnings in the fourth quarter if this operation is sold. A final decision will be made by the Board of Directors during the fourth quarter.





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







Date:     November 11, 1996                  /s/ Charles F. Marcy
                                          By: Charles F. Marcy
                                              President & CEO




Date:     November 11, 1996                   /s/ John T. Carper
                                          By: John T. Carper
                                              Senior Vice President
                                                Finance & CFO