Form 10-K
period 1996-12-31
SEALRIGHT COMPANY INC
filed 1997-03-24
CIK 712964

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Year Ended December 31, 1996  Commission file number  0-14825


                        SEALRIGHT CO., INC
            (Exact name of registrant as specified in its charter)

                             9201 Packaging Drive
                             DeSoto, Kansas 66018
                        Telephone number (913) 583-3025

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

        (1)  Yes [X]   No [ ]         (2)  Yes [X]   No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

       As of February 28, 1997, there were 11,071,991 shares of Common Stock, $.10 par value, outstanding. On February 28, 1997, the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $68.4 million.

       Part II incorporates information by reference from the Registrant's 1996 Annual Report to Stockholders. Part III incorporates information by reference from the Registrant's definitive proxy statement dated March 31, 1997.

                                   PART I

Item 1.  Business.

Sealright Co., Inc., the Registrant, together with its subsidiaries, is referred to herein as the "Company". The Company was organized in 1964 as a Delaware corporation. The Company manufacturers packaging and labeling systems primarily for the food and beverage industries. The Company operates in the packaging industry.

At December 31, 1996, the Company operated eight domestic manufacturing facilities located in Fulton, New York, DeSoto, Kansas, Los Angeles, California (2), Akron, Ohio, San Leandro, California, Charlotte, North Carolina, and Raleigh, North Carolina. Additionally, the Company operated one manufacturing facility in Brisbane, Australia. In addition to these operating facilities, the Company's four properties located in Kansas City, Missouri (2), Kansas City, Kansas and Charlotte, North Carolina are held for sale.

A majority of the Company's revenues are derived from the sale of rigid paperboard containers, primarily for the retail and wholesale packaged frozen dairy dessert industry. The containers vary in style, size and composition and are marketed under the following trade names: Bulkan*, Convocan*, Nestyle*, Ultrakan*, and Vektor**.

The Bulkan container is a spirally wound container used in bulk service applications such as food service, restaurants, and frozen dessert stores. The Convocan container is a smaller retail-size package that is cylindercally shaped and constructed from a one piece sidewall rather than a spiral construction. The Convocan is used primarily to package frozen dairy desserts. The Ultrakan container is a cylindrical container formed from a one piece

*Registered
**Trademark


sidewall that is tailored to both the product and market in which it is to be used.  The Vektor container is similar to the Ultrakan
container in that its is not limited to a cylinder.   Both the
Ultrakan and Vektor packages are used in a variety of food and non-food applications. The Bulkan, Convocan, Ultrakan, and Vektor packages are partially manufactured at the customers' facility with equipment manufactured by the Company and leased to the customer.

Nestyle containers are tapered round packages available in a variety of sizes for the retail market. These containers are used for frozen dairy dessert, carryout foods, and non-food applications. Generally, Nestyle containers are assembled at the Company's facility and shipped nested to the customer for filling and sealing.

The Company manufactures a variety of flexible packaging materials to serve markets for container decoration and closures, condiment pouches, food and medical packaging, as well as household and personal care item packaging. The Company's flexible packaging products are generally sold to manufacturers that use them as packaging for end products. The Company sells flexible features using the Pinch-N-Seal** and Jotto* trade names. The Company manufactures proprietary film structures used in many of its flexible packaging products as well as blown film products used in the construction industry.

The Company manufactures and sells a full line of equipment to apply sleeve labels to a variety of containers. These machines are marketed both domestically and internationally and are sold under the Styrotech7 trade name.

        Historically, the Company's operations were managed on a plant-by-plant profit center basis and organized into two distinct product groups: rigid and flexible packaging. In December 1995, the Company embarked on a restructuring and reorganization plan (the "Restructuring Plan") to strengthen management and align operations into a market-driven strategy. The Company now organizes its products into the following categories: frozen dairy dessert packaging, container decoration for the beverage and dairy markets, dispensed sauce packaging for the food service markets,

*Registered
**Trademark

     As part of the Restructuring Plan, the Company is reducing fixed overhead costs through facility consolidations and is eliminating duplicative processes by centralizing various service and food packaging. The Company also manufactures machinery that it leases and sells to complement its packaging systems strategy in various markets. functions. In early 1996, the Company ceased the rigid paperboard packaging operations at its DeSoto, Kansas facility and consolidated such operations into the Fulton, New York and Los Angeles, California facilities. During the second quarter of 1996, the Company relocated its machinery manufacturing and research and development operations from other Kansas City area facilities to the DeSoto facility, followed by the relocation of the corporate headquarters from Overland Park, Kansas to the DeSoto facility in the third quarter of 1996. During the first quarter of 1997, the Company completed the consolidation of the Raleigh, North Carolina machine manufacturing operations into the DeSoto facility, and expects to complete the consolidation of its Charlotte, North Carolina flexible packaging operations into the Akron, Ohio facility. The Company will continue to use the Raleigh facility as a sales and service center. The Company expects to sell the Kansas City, Missouri and Charlotte facilities during the first quarter of 1997.

     On March 3, 1997, the Company sold its rigid plastic packaging operation, which was incurring substantial losses. The operation was sold for $9.0 million. The facility where this business was
previously conducted is now leased to the buyer.   The operation
manufactured containers for cultured dairy products, marketed under the Plastyle* trade name, for sale primarily in the western United States. The Company sold its rigid plastic packaging operation since it no longer fit the Company's long-range strategic plans.


  Sources of Raw Materials

  The Company purchases paperboard, steel, ink, adhesives, resins, film, cartons and supplies from numerous vendors, some of whom supply substantial amounts. While multiple sources of these materials are available, the Company prefers to develop strategic alliances with selective vendors in order to obtain the best quality, service and price. The Company has experienced little or no difficulty in obtaining adequate supplies of raw materials. The Company does not purchase any raw materials under long-term or take-or-pay supply contracts.

  Trademarks and Patents

  The Company's products are manufactured using machinery and processes covered by patents owned or controlled by the Company. The Company has domestic and foreign registered trademarks which are used in connection with both product names and distinctive designs. However, the Company views its business as one which is not primarily dependent on patent or trademark protection.

  On a non-exclusive basis the Company licenses others, domestically and in foreign countries, to produce paperboard components, assemble containers, sublease its machinery and use its trademarks in the production of containers. Revenues from these licensing activities have been negligible.

  Seasonal Operations

  The Company's business is somewhat seasonal due to the nature of the frozen dessert and beverage markets. Approximately 55% of the Company's sales and 70% of the Company's profits occur during the second and third quarters.

Customers

  The Company has one customer, Dreyer's Grand Ice Cream, which constituted approximately 13% of the Company's revenue for 1996.
While not anticipated, the loss of this account would have a material adverse impact on the Company.

  Sales and Backlog

  As of December 31, 1996, the Company had backlog orders of approximately $46 million. Most of the backlog is expected to be shipped before the end of the first quarter of 1997.

  Customers may place annual orders with shipments scheduled over an extended period. A substantial portion of the Company's sales are made under extended-term sales contracts that are subject to periodic adjustments for raw material and other cost increases. Backlog figures and comparisons to prior periods vary because of a number of factors and are not necessarily indicative of past or future operating results.


  Competition

  The Company's business is highly competitive and subject to intense pricing pressures. There are numerous producers of packaging materials supplying the frozen dessert other packaged food markets. Many of these competitors are larger than the Company and have greater financial resources.

  In order to strengthen its competitive position, the Company embarked on the Restructuring Plan in December 1995 (See Business - General). While it is expected that the Restructuring Plan will reduce costs and increase its competitive advantage, there is no assurance that the Company's revenues or profits will increase.

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

  In the half gallon, quart and pint frozen dessert market, the Company's round containers compete with round containers manufactured principally by Sweetheart Cup Company and Tetra Pak. The Company's round containers also compete with the more traditional square packages, which are manufactured by James River Corporation and other companies. As a general matter, the Company's frozen dessert containers are more expensive than square packages. Accordingly, the Company's containers are primarily sold to producers of premium frozen dessert to whom container quality, product image and customer service are more important considerations than price.

  In non-dairy markets, the Company competes with numerous companies which manufacture a variety of containers using many different materials and forms of construction. The Company targets its marketing of the Ultrakan and Vektor containers to customers that emphasize product image. Depending on the market, price may also be an important competitive factor. The Company does not have a significant share of any such markets.

  The Company's flexible packaging products enjoy an identity for high-quality graphics and sophisticated laminations. The Company's flexible packaging products are sold in highly competitive markets which include snack foods, condiments, dried fruits, container decorations and lidding for aseptically packaged products. The flexible packaging market is highly fragmented and the Company competes against many suppliers.

        The Company also manufactures and sells sleeve label application equipment for food and non-food markets both domestically and internationally. These machines are sold through both the Company's own sales force and through brokers. A significant portion of these sales are to international customers which present unique pricing and market risks.

Financial information about the Company's major markets.
                                    (in thousands of dollars)
                              1996            1995          1994

                          Net            Net           Net
                        Revenues  %   Revenues  %   Revenues    %
Packaging
 Frozen Desserts       $122,549   47 $138,330   49  $139,764    47
 Other Food Products     98,651   38   98,455   35    98,575    33
 Non-food                24,757   10   32,112   11    32,260    11
Medical                   4,665    2    5,120    2     3,785     1
 Other Dairy Products     2,268    1    2,161    1     1,598     6
Lease Revenue             4,346    2    4,489    2     4,670     2
 Total                 $257,236  100 $280,667  100  $280,652   100


     Financial information about the Company's foreign and domestic operations and export sales.

                                      (in thousands of dollars)
                                    1996          1995       1994
Revenues
  Domestic                       $237,433       $263,726   $270,650
  Foreign                          19,803         16,941     10,002
  Total Revenues                 $257,236       $280,667   $280,652


Operating Income (Loss)
  from Continuing Operations
  Domestic                       $    401       $ (1,141)  $ 22,390
  Foreign                           3,800          4,235      3,101
  Operating Income (Loss)        $  4,201       $ (3,094)  $ 25,491

Identifiable Assets
  Domestic                       $218,492       $224,977   $237,829
  Foreign                           4,793          2,864      1,825
  Total Assets                   $223,285       $227,841   $239,654

     Export sales are made mainly to customers in Canada, South
America, Western Europe, Japan and Australia.

     Research and Development

     The Company is actively engaged in designing and developing new products and adapting existing products for new uses. A staff of engineers, designers and machinery specialists evaluate product ideas initiated by the Company's personnel or by customers seeking new and better containers. The Company also has a staff of designers and engineers responsible for the design, development and modification of the Company's production processes and the machinery used for production in the Company's plants and in customers' facilities. Approximately $5,735,000, $6,032,000 and $5,644,000 were expended for research and development in 1996, 1995 and 1994, respectively.

     During 1996, as part of the Restructuring Plan, the Company consolidated its Research and Development facility previously located in Kansas City, Missouri into its corporate headquarters facility in DeSoto, Kansas. The Company believes that certain synergies may be gained by having its Research and Development staff physically located with the Company's Marketing and Strategy staff.



      Environmental and Governmental Regulation

      Since most of the Company's containers and packages are used in the food industry, the Company is subject to the manufacturing standards of and inspection by the U.S. Food and Drug Administration. Historically, compliance with the standards of the food industry has not had a material effect on the Company's earnings, capital expenditures, or competitive position.

     The manufacturing operations of the Company are subject to federal, state, and local regulations governing the environment and the discharge of materials into air, land and water as well as the handling and disposal of solid and hazardous wastes. The Company believe it is in substantial compliance with applicable environmental regulations and does not believe that costs of compliance will have a material adverse effect on its earnings, capital expenditures, or competitive position.

     The Company has been notified that it is a potentially responsible party (PRP) under Comprehensive Environmental Response, Compensation, and Liability Act of 1980(CERCLA) with respect to the remediation of certain sites where hazardous substances have been released into the environment. The Company cannot predict with certainty the total costs of remediation. However, based on investigations to date, the Company believes that any liability with respect to these sites would not be material to the financial condition and results of operations of the Company. There can be no certainty that the Company will not be named as a PRP at additional Superfund sites or be subject to other environmental matters in the future or that the costs associated with those sites or matters would not be material.


     Employees

     The Company's average number of employees for 1996 was 1,603. Approximately 40% of the Company's employees are covered by collective bargaining agreements. During 1997, two collective bargaining agreements covering approximately 9% of the Company's employees are scheduled for renegotiation. Management considers its employee relations to be good.

     Forward Looking Statements

     Except for historical information contained herein, the matters set forth in this report or in oral statements made by officers of the Company are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The Company's expectations respecting future revenues and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, reasonable stability in raw material pricing, any changes in which affect customer purchasing decisions as well as the Company's revenues and margins, and successful execution of the Company's Restructuring Plan.

The costs and benefits of the Company's Restructuring Plan may vary from the Company's original expectations due to various factors such as: the extent of management's ability to control costs; inefficiencies, overheads and operational issues during the transition period; sales prices realized upon future disposal of redundant or unneeded assets, particularly real property which is subject to future supply and demand conditions in various real estate markets; higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments; and difficulties inherent in forecasting results of an operating mode different from that which exists at the time the forecast is made. Investors are also advised to consider other risks and uncertainties that may be discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties.

     The following tables set forth the location, approximate square footage, and principal use of each of the Company's facilities. The Company believes that its facilities are well maintained and suitable for their respective uses.



                             Owned Facilities

                                   Square         Principal
Location                            Feet          Use

Kansas City, Missouri(1)           25,000        Office
Kansas City, Missouri(1)           60,000        Manufacturing
Fulton, New York                   57,000        Warehouse
Fulton, New York                  668,000        Manufacturing and
                                                   warehouse
Kansas City, Kansas(1)(2)         280,000        Warehouse
DeSoto, Kansas                    480,000        Corporate office,
                                                   manufacturing,
                                                   warehouse
Los Angeles, California           172,000        Manufacturing
Los Angeles, California(2)        190,000        Manufacturing
San Leandro, California           129,000        Manufacturing and
                                                   warehouse
Akron, Ohio                       105,000        Manufacturing and
                                                   warehouse
Charlotte, North Carolina(1)      115,000        Manufacturing and
                                                   warehouse

(1)  Held for sale.
(2)  Leased to a third party.


                             Leased Facilities

                               Square    Lease
       Location                  Feet   Expiration       Use

Los Angeles, California         51,000    2000      Warehouse
San Leandro, California         23,500    1997      Warehouse
Raleigh, North Carolina          7,500    1997      Office
Virginia, QLD., Australia       40,500    1998      Manufacturing and
                                                     warehouse



Item 3.  Legal Proceedings.

       In the ordinary course of business, the Company and its subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. The Company maintains appropriate insurance policies to protect against various claims and lawsuits. The Company does not believe that the disposition of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None


                                PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

           Quarter           High          Low      Dividend per Share


1996
           Fourth           $12 1/2      $ 9 3/4               $  -
           Third             12 1/2       11 1/16              $.120
           Second            14 3/4       10 7/8               $.120
           First             12 1/2        9 7/8               $.120



1995       Fourth           $13          $10 1/2               $.120
           Third             17           11 1/2               $.120
           Second            19 3/4       15 3/4               $.120
           First             19 1/2       16 3/4               $.120


       The Common Stock, which has a par value of $.10 per share, is traded in the over-the-counter market. It is included in the NASDAQ National Market System ("NMS")under the symbol SRCO. The table above sets forth the high and low sale prices, as quoted by NMS, and dividends paid for each quarter of the last two calendar years. These quotations reflect inter-dealer prices, without markup, markdown or commissions.

     The Company suspended its regular dividend during the fourth quarter of 1996. The Company is subject to restrictions governing the payment of dividends by its various borrowing agreements (See
"Management Discussion and Analysis"). The Company expects to resume a dividend when the Company's performance warrants such resumption and the Company is permitted to do so by its borrowing agreements.

       As of December 31, 1996, there were approximately 419 shareholders of record.


Item 6.  Selected Financial Data.

      The selected financial data for the five years ended December 31, 1996 are incorporated herein by reference from the Company's 1996 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's review and comments on the consolidated financial statements are set forth in the Company's 1996 Annual Report and are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

      The consolidated financial statements of the Company, including notes thereto, together with the report thereon of KPMG Peat Marwick LLP ("Peat Marwick") dated February 9, 1997, and supplementary data appearing in the 1996 Annual Report to Shareholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     Peat Marwick served as the auditors of the Company's books and records for the fiscal year ended December 31, 1996. Representatives of Peat Marwick are expected to attend the Annual Meeting and, if present, will be available to respond to appropriate questions by stockholders and will have an opportunity to make a statement if they desire.

     Pursuant to recommendation made to it by the Audit Committee, on March 12, 1996 the Board of Directors dismissed Arthur Andersen LLP ("Arthur Andersen") and engaged Peat Marwick to serve as the independent public accountants of the Company's books and records for the fiscal year ending December 31, 1996, such replacement and engagement to be effective beginning April 1, 1996. The Audit Committee's recommendation to change independent public accountants was made on the basis of written presentations made by several independent public accounting firms (including Arthur Andersen and Peat Marwick) to the Audit Committee.

    The certifying accountant's report of Arthur Andersen for each of the fiscal years ended December 31, 1995 and 1994, respectively, contains no adverse opinion, disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure for the fiscal years ended December 31, 1995 and 1994, respectively.

     The Company provided notice to Arthur Andersen on March 12, 1996 and filed Form 8-K on April 1, 1996 in accordance with Item 304 of Regulation S-K.



                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

       Information regarding directors and executive officers is incorporated herein by reference from the Company's definitive proxy statement dated March 31, 1997.

Item 11.  Executive Compensation.

       Information regarding executive compensation is incorporated herein by reference from the Company's definitive proxy statement dated March 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement dated March 31, 1997.


Item 13.  Certain Relationships and Related Transactions.

       None.



                                PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
8-K.

(a)    The following documents are filed as part of this report:

        (1)  Financial Statements:
                                                       Page
             Consolidated Income Statements for          13
              the years ended December 31, 1996,
              1995, and 1994

             Consolidated Balance Sheets at            14-15
              December 31, 1996 and 1995

             Consolidated Statements of Cash           16-17
              Flows for the years ended
              December 31, 1996, 1995, and 1994

             Consolidated Statements of                  18
              Stockholders' Equity for
              years ended December 31, 1996,
              1995, and 1994

             Notes to Consolidated Financial             19
              Statements

             Report of Independent Public                28
              Accountants

             Incorporated herein by reference from the indicated pages of the 1996 Annual Report to Shareholders.



(2)   Exhibits

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

          3(b)    Amended and Restated Bylaws dated February 17,
                  1988 (Incorporated by reference from Exhibit
                  3(b) to Form 10-K for year ended December 31,
                  1987)

          4(a) Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4 to Amendment No. 1 to Form S-1, effective April 2, 1986
                  (Registration No. 33-3508)("Form S-1"))

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

          4(g) Master Shelf Agreement with Prudential Insurance Company of America for $75,000,000 Senior Notes and $30,000,000, 7.09% Senior Notes, Series A, due October 17, 2010. (Incorporated by reference from Exhibit 4(g) to Form 10-K for the year ended December 31, 1995.)

          4(h) Third Amendment to the credit agreement with UMB Bank, n.a. for a $30,000,000 line of credit dated December 1, 1995. (Incorporated by reference from Exhibit 4(h) to Form 10-K for the year ended December 31, 1995.)

          4(i) Waiver of compliance and amendment to note agreements with The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Mutual of Omaha Insurance Company, and UMB Bank, n.a. dated January 24, 1996, filed herewith.

          4(j) Waiver of compliance to note agreements with The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Mutual of Omaha Insurance Company, and UMB Bank, n.a. dated October 17, 1996 filed herewith.

         10(a) Trademark License Agreement between Sealright Co., Inc. and Sealright Packaging Company dated December 31, 1990 (Incorporated by reference from Exhibit 10(h) to Form 10-K for year ended December 31, 1993.)

         10(b) Patent License Agreement between Sealright Co., Inc. and Sealright Packaging Company dated December 31, 1990 (Incorporated by reference from Exhibit 10(i) to Form 10-K for year ended December 31, 1993.)

         10(c)    Incentive Compensation Plan of Sealright Co.,
                  Inc. effective January 1, 1986 (Incorporated by reference from Exhibit 10(i) to Form S-1)


         10(d)    Sealright Co., Inc. Amended and Restated 1987
                  Stock Option Plan (Incorporated by reference from Form S-8, effective November 2, 1988
                  (Registration No. 33-25304))

         10(e)    Retirement Income Plan of Sealright Co., Inc.
                  dated January 1, 1994 (Incorporated by
                  reference from Exhibit 10(n) to Form 10-K for year ended December 31, 1993.)

         10(f) Sealright Co., Inc. and Subsidiaries Long-Term Incentive Plan "Restated" effective January 1, 1992 and amended on January 15, 1992 (Incorporated by reference from Exhibit 10(o) to Form 10-K for year ended December 31, 1993.)

         10(g) Employment Agreement with John T. Carper, Vice President-Finance effective May 16, 1994. (Incorporated by reference from Exhibit 10(n) to Form 10-K for the year ended December 31, 1994.)

         10(h) Sealright Co., Inc. Deferred Compensation Plan effective January 1, 1994. (Incorporated by reference from Exhibit 10(o) to Form 10-K for the year ended December 31, 1994.)

         10(i) Employment Term Sheet with Charles F. Marcy, President and Chief Executive Officer effective August 14, 1995. (Incorporated by reference from Exhibit 10(p) to Form 10-K for the year ended December 31, 1995.)

         10(j) Stock Option Agreement with Charles F. Marcy effective August 14, 1995. (Incorporated by reference from Exhibit 10(q) to Form 10-K for the year ended December 31, 1995.)

         10(k) Incentive Stock Option Agreement with Charles F. Marcy effective August 14, 1995. (Incorporated by reference from Exhibit 10(r) to Form 10-K for the year ended December 31, 1995.)

         10(l)    Noncompetition and Nondisclosure Agreement with Charles
                  F. Marcy effective August 14, 1995. (Incorporated by reference from Exhibit 10(s) to Form 10-K for the year ended December 31, 1995.)

         10(m) Separation Agreement with Marvin W. Ozley effective August 14, 1995. (Incorporated by reference from Exhibit 10(t) to Form 10-K for the year ended December 31, 1995.)

         10(n) Sealright Long-Term Savings Plan (Incorporated by reference from Form S-8, effective February 16, 1996 (Registration No. 333-00979))

         10(o) Sealright Co., Inc. 1995 Stock Option Plan, filed herewith.

         10(p) Employment Term Sheet with J. Patrick Muldoon, Vice President, effective January 5, 1996, filed herewith.

         10(q)    Assignment and Bill of Sale and Assumption of
                  Liabilities between Sealright Co., Inc. and
                  Sealright Packaging Company dated December 31,
                  1996, filed herewith.

         10(r)    Assignment and Bill of Sale between Sealright
                  Co., Inc. and Sealright Manufacturing - West,
                  Inc. dated December 31, 1996, filed herewith.

         13 1996 Annual Report to Shareholders, filed herewith.

         21       Subsidiaries of the Registrant, filed herewith.

         23(a) Consent of KPMG Peat Marwick LLP, for financial statements for the year ended December 31, 1996, filed herewith.

         23(b) Consent of Arthur Andersen LLP, for financial statements for the years ended December 31, 1995 and 1994, filed herewith.


(b)  Reports on Form 8-K

     No report on Form 8-K was filed during last quarter of the period covered by this report.

                          SIGNATURES




       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Sealright Co., Inc.
                                 (Registrant)


                                 By/s/ Charles F. Marcy
                                 Charles F. Marcy
                                 President and Chief
                                 Executive Officer
                                 Dated: March 21, 1997



       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title           Date

/s/ Charles F. Marcy         President and Chief   March 21, 1997
Charles F. Marcy             Executive Officer

/s/ John T. Carper           Senior Vice President March 21, 1997
John T. Carper               Finance and Principal
                             Accounting Officer

/s/ G. Kenneth Baum          Director              March 21, 1997
G. Kenneth Baum

/s/ D. Patrick Curran        Director              March 21, 1997
D. Patrick Curran

/s/ F. O. DeSieghardt        Director              March 21, 1997
Frederick O. DeSieghardt

/s/ Robert F. Hagans         Director              March 21, 1997
 Robert F. Hagans

/s/ Marvin W. Ozley          Director              March 21, 1997
Marvin W. Ozley

/s/ Arthur R. Schulze        Director              March 21, 1997
Arthur R. Schulze

/s/Charles A. Sullivan       Director              March 21, 1997
Charles A. Sullivan

/s/ William D. Thomas        Director              March 21, 1997
William D. Thomas