Form 10-Q
period 1997-03-31
SEALRIGHT COMPANY INC
filed 1997-05-15
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                          _____________

                            FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended   March 31, 1997 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No

As of March 31, 1997, Sealright Co., Inc. had 11,071,991 shares of
Common Stock outstanding. The market value of stock held by non-affiliates is approximately $68.4 million.


               SEALRIGHT CO., INC. AND SUBSIDIARIES

                              FORM 10-Q

                             MAY 15, 1997




                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 31, 1996.

                SEALRIGHT CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 and 1996
                (In Thousands Except Per Share Data)
                             (Unaudited)

                                        1997               1996
Net Sales                              $62,200           $ 63,553
Cost of Goods Sold                      53,898             53,837
Gross Profit                             8,302              9,716

SG&A Expenses                            8,264              8,795
Other Expenses                             249                234
Net Restructuring Expense (Gain)          (615)             1,629
Operating Income (Loss) from
 Continuing Operations                     404               (942)

Interest Expense                         1,249              1,350

Loss from Continuing Operations
  Before Income Taxes                     (845)            (2,292)

 Income Taxes                             (348)              (887)

Loss from Continuing Operations          ($497)           ($1,405)

Discontinued Operation, net of tax
 Operating Loss                             -                (486)
 Gain on Disposal                           54                  -

Net Loss                                 ($443)           ($1,891)

Net Loss Per Share:
 From Continuing Operations            $(0.04)            $ (0.13)
 From Discontinued Operation           $ 0.00             $ (0.04)
Net Loss Per Share                     $(0.04)            $ (0.17)

Average Number of Common
 Shares Outstanding                    11,072              11,072

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 and DECEMBER 31, 1996
                                (In Thousands)

                                          March 31, 1997    December 31, 1996
                                           (Unaudited)

                                    ASSETS
Current Assets
  Cash                                     $    132         $     264
  Accounts receivable                        29,211            23,173
  Inventory                                  41,048            36,635
  Income tax receivable                       4,894             4,800
  Prepaid expenses                            1,227             1,121
  Other current assets                        1,805               922
       Total current assets                  78,317            66,915

Property, Plant & Equipment                 236,796           241,770
  Accumulated Depreciation                 (107,192)         (105,517)
Property, Plant and Equipment, net          129,604           136,253

Goodwill, net                                 5,597             5,701
Other intangibles, net                        5,501             5,645
Prepaid pension                               2,741             2,682
Other                                            69                76
Net assets of discontinued operation              0             6,013
Total Assets                               $221,829          $223,285

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 and DECEMBER 31, 1996
                                (In Thousands)


                                           March 31, 1997 December 31, 1996
                                            (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt         $  6,200          $  6,200
 Accounts payable                            17,217            12,862
 Accrued vacation                             2,449             2,543
 Accrued workers' compensation reserve        2,460             2,646
 Restructuring liability                        706             1,555
 Other accrued liabilities                    6,918             5,326
      Total current liabilities              35,950            31,132

Restructuring liability                         225               300
Long term debt                               75,250            81,800
Post-retirement liability                     2,287             2,240

Pension liability                             1,973             1,973
Deferred income taxes                        14,618            13,871
Total liabilities                           130,303           131,316

Common stock, par value $0.10,
 shares authorized:  20,000,000; shares
 issued and outstanding:  11,071,991
 at March 31, 1997 and December 31, 1996      1,107             1,107
Additional paid-in capital                   14,911            14,911
Retained earnings                            75,766            76,209
Minimum pension liability adjustment           (258)             (258)
Total stockholders' equity                   91,526            91,969

Total liabilities and stockholders' equity $221,829         $ 223,285

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 and MARCH 31, 1996
                                (In Thousands)
                                 (Unaudited)

                                                     1997         1996
Cash Flows from Operating Activities
Net Loss                                            $  (443)     $(1,891)
Adjustments to reconcile net loss to
   net cash provided (used) by
   continuing operations:
     (Gain)loss from discontinued operation             (54)         486
   Depreciation & amortization                        5,061        4,531
   Deferred income taxes                                752       (1,216)
   LIFO provision                                       173          332
   Gain on disposal of assets                          (715)           0
   Changes in assets and liabilities:
         Accounts Receivable                         (6,038)      (8,132)
         Inventory                                   (4,586)      (2,620)
         Accounts Payable                             4,355        8,850
      Restructuring Liability                          (924)      (1,063)
         Other                                        2,125       (1,998)
   Total adjustments                                $   149      $  (830)
   Net cash used by
    continuing operations                              (294)      (2,721)
   Net cash used by discontinued
      operation                                      (1,358)        (427)

     Net cash used by operating activities           (1,652)      (3,148)

Cash Flows from Investing Activities
    Capital expenditures                            $(3,925)     $(3,108)
    Capital expenditures of discontinued operation        0       (1,812)
    Proceeds from sale of assets                     11,995            0

       Net cash provided (used) by
         investing activities                       $ 8,070      $(4,920)

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 and MARCH 31, 1996
                                (In Thousands)
                                 (Unaudited)

                                                     1997         1996

Cash Flows from Financing Activities
    Borrowings (Repayments) under bank credit
      agreement                                     $(5,000)     $ 5,500
    Repayments of long-term obligations              (1,550)      (1,550)
    Dividends paid                                        0       (1,329)
       Net cash provided (used) by
         financing activities                       $(6,550)     $ 2,621

Net decrease in cash                                $ (132)      $(5,447)

Cash at beginning of period                         $   264      $ 6,017
Cash at end of period                               $   132      $   570

                SEALRIGHT CO., INC. AND SUBSIDIARIES

                           MARCH 31, 1997

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1996.

NOTE 3 - INVENTORIES
       Inventories at March 31, 1997 and December 31, 1996, were:

                                                   1997     1996
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $13,405  $11,337
    Work-In-Process                                 5,279    4,719
    Finished Goods                                 15,543   15,005
                                                  $34,227  $31,061
    LIFO Reserve                                     (754)    (581)
Inventories Carried on LIFO Basis                 $33,473  $30,480
Inventories Carried on Average or FIFO Basis        7,575    6,155
                                                  $41,048  $36,635

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1997, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENT OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1997     1996
       Interest Paid (Net of Amount Capitalized)  $ 1,422  $ 1,359
       Income Taxes Paid                               60       25

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                      AND FINANCIAL CONDITION



Results of Operations

    Net sales for the first quarter of 1997 were $62.2 million versus $63.6 million in the first quarter of 1996. Overall, sales declined 2%, or $1.4 million, from the prior year. All historical financial information has been adjusted to present the plastic container business that was sold during the first quarter of 1997 as a discontinued operation. In the Company's dairy packaging market, which includes frozen dairy desserts, unit sales increased approximately 12 percent over last year while dollar sales increased approximately two percent. The reduction in revenue per unit reflects the pricing erosion sustained in this market year over year. Over the last 12 months, the Company has secured a substantial portion of this market under multi-year sole-source supply contracts, protecting the Company's leadership position in frozen dairy desserts.

    In the Company's food and beverage packaging market, sales revenue fell $2.7 million from the first quarter of 1996. This decline is due to manufacturing capacity constraints resulting from the Akron facility consolidation that resulted in a backlog of approximately $2.0 million. In addition, the Company discontinued sales to certain non-strategic customers. Sales at the Company's Australian facility were up $700,000 over the prior year as this location continues its expansion into the beverage labeling market in Australia.

    First quarter gross profit was $8.3 million, a decline of $1.4 million from the first quarter 1996. Gross margin for the quarter was 13.3% versus 15.3% last year. The primary reason for the decline during the quarter was production inefficiencies resulting from the Charlotte-to-Akron consolidation. These inefficiencies, coupled with the temporary decline in capacity, reduced gross profit by an estimated $1.3 million in the first quarter of 1997. The Akron consolidation is substantially complete and the Akron facility is expected to achieve projected operating and profit targets by the end
of the second quarter.   The gross margin at the San Leandro,
California flexible-packaging facility and the Fulton, New York paperboard-packaging facility improved considerably since last year. Both of these facilities were the focus of consolidation and reorganization efforts during the first and second quarters last year.

    First quarter Selling, General and Administrative expenses were $8.3 million which compares favorably to last year's expense of $8.8 million. SG&A expenses represented 13.3% of sales this year versus 13.8% last year. SG&A expenses continue to decline from last year due to headcount reductions resulting from the companywide consolidation and reorganization coupled with tight cost controls.

    During the quarter, the Company sold the plastic-manufacturing operation. This business was accounted for as a discontinued operation at December 31, 1996 and the expected operating loss through the date of sale and the loss on the sale were provided for at year-end. The Company's actual loss on an after-tax basis of $54,000, was less than provided for at December 31, 1996 and is reflected as a gain from discontinued operation.

    The Company also sold two idle facilities in Kansas City, Missouri during the first quarter of 1997. A gain of approximately $700,000 was recorded as a credit to restructuring expense. These facilities formerly housed the research-and-development and machine manufacturing operations. These operations were transferred to the Company's
DeSoto, Kansas facility during 1996 as part of the companywide restructuring. Restructuring expenses related to the Charlotte-to-Akron consolidation were less than $100,000 during the quarter. Last year the Company incurred restructuring expenses of $1.6 million during the first quarter related to the DeSoto-to-Fulton consolidation.

    Interest expense for the quarter was $1.25 million which is down from last year's expense of $1.35 million. The reduction in interest expense is primarily attributed to a reduction in higher-cost fixed-rate term debt towards lower-cost floating-rate bank debt coupled with a $6.1 million reduction in the amount of total debt outstanding. Interest capitalized into the cost of fixed assets was $119,000 during the first quarter of 1997 versus $155,000 during the first quarter of 1996.

Liquidity and Capital Resources

    Cash used in operations declined approximately $1.5 million year-over-year due primarily to the reduction in net loss in the first quarter of 1997 versus 1996. Offsetting this improvement, however, was a significant increase in cash used by the plastic-container business during the quarter of approximately $1.4 million. This operation was sold on March 3, 1997. The cash used by this operation consisted primarily of operating losses sustained during January and February. The sale of this business for approximately $9.0 million plus proceeds from the sale of the two Kansas City, Missouri, facilities resulted in approximately $12.0 million of cash proceeds during the quarter. These proceeds were used to reduce bank debt by $5.0 million as well as make a $1.6 million scheduled principal repayment on the Company's term debt during the quarter. At March 31, 1997, the Company had $25 million available under its $30 million line of credit. This facility is expected to be adequate to meet working capital and investment needs for the foreseeable future.


    Pursuant to its debt agreements, the Company must comply with various financial covenants. During the first quarter, the Company was granted a modification to the fixed charge coverage ratio of these debt agreements for 1997. As of March 31, 1997, the Company was in compliance with the modified fixed charge coverage covenant.


New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. These statements require the Company to disclose the impact to earnings per share resulting from financial instruments that may be dilutive if converted into common stock as well as disclose the terms and provisions of potentially dilutive instruments. The Company intends to adopt these pronouncements as of December 31, 1997, but does not expect adoption will result in a material impact to reported earnings per share.






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






                                             SEALRIGHT CO., INC.




  Date:     May 15, 1997                    /s/ Charles F. Marcy
                                            By: Charles F. Marcy
                                            President & C.E.O.




  Date:     May 15, 1997                   /s/ John T. Carper
                                           By: John T. Carper
                                           Senior Vice President
                                            & C.F.O.