Form 10-Q
period 1997-06-30
SEALRIGHT COMPANY INC
filed 1997-08-14
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                          _____________

                            FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended   June 30, 1997 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No

As of June 30, 1997, Sealright Co., Inc. had 11,071,991 shares of
Common Stock outstanding. The market value of stock held by non-affiliates is approximately $79.1 million.


               SEALRIGHT CO., INC. AND SUBSIDIARIES

                              FORM 10-Q

                            JUNE 30, 1997




                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is recommended that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 31, 1996.

Except for historical information contained herein, the matters set forth in this report or in oral statements made by officers of the Company are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's expectations respecting future revenues and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, reasonable stability in raw material pricing, changes in which affect customer purchasing decisions as well as the Company's revenues and margins. Investors are advised to consider these and other risks and uncertainties that may be discussed in documents filed by the Company with the Securities and Exchange Commission.


                SEALRIGHT CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIODS ENDED June 30, 1997 and 1996
                (In Thousands Except Per Share Data)
                             (Unaudited)

                                   Three Months         Six Months
                                   Ended June 30        Ended June 30
                                   1997       1996       1997     1996
Net Sales                         $70,821    $71,471   $133,021 $135,024
Cost of Goods Sold                 58,146     57,125    112,044  110,962
Gross Profit                       12,675     14,346     20,977   24,062

SG&A Expenses                       7,723      8,515     15,987   17,310
Other Expenses                        241        248        490      482
Net Restructuring Expense (Gain)   (1,426)       820     (2,041)   2,449

Operating Income from
 Continuing Operations              6,137      4,763      6,541    3,821

Interest Expense                    1,248      1,382      2,497    2,732

Income from Continuing
  Operations Before Income Taxes    4,889      3,381      4,044    1,089

 Income Taxes                       1,974      1,317      1,626      430

Income from Continuing Operations $ 2,915    $ 2,064   $  2,418 $    659

Discontinued Operation, net of tax
 Operating Loss                         0       (439)         0     (925)
 Gain on Disposal                       0          0         54        0
Net Income(Loss)                  $ 2,915    $ 1,625   $  2,472 $   (266)

Net Income(Loss) Per Share:
 From Continuing Operations       $  0.26    $  0.19   $   0.22 $   0.06
 From Discontinued Operation      $  0.00    $ (0.04)  $   0.00 $  (0.08)
Net Income(Loss) Per Share        $  0.26    $  0.15   $   0.22 $  (0.02)

Average Number of Common and
 Common Share Equivalents
 Outstanding                       11,072     11,072     11,072   11,072
                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1997 and DECEMBER 31, 1996
                               (In Thousands)
 . . . . . . . . . . . . . . . . . . .
                                          June 30, 1997     December 31, 1996
                                           (Unaudited)

                                   ASSETS
Current Assets
  Cash                                     $     729        $     264
  Accounts receivable                         34,934           23,173
  Inventories (Note 3)                        44,629           36,635
  Income tax receivable                        3,651            4,800
  Prepaid expenses                             1,003            1,121
  Other current assets                         2,668              922
       Total current assets                   87,614           66,915

Property, Plant & Equipment                  235,510          241,770
  Accumulated Depreciation                  (108,646)        (105,517)
Property, Plant and Equipment, net           126,864          136,253

Goodwill, net                                  5,519            5,701
Other intangibles, net                         5,093            5,645
Prepaid pension                                3,175            2,682
Other                                             82               76
Net assets of discontinued operation            --              6,013
Total Assets                                $228,347         $223,285

                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1997 and DECEMBER 31, 1996
                               (In Thousands)
 . . . . . . . . . . . . . . . . . . .

                                           June 30, 1997 December 31, 1996
                                            (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt          $  6,200         $  6,200
 Accounts payable                             17,676           12,862
 Accrued vacation                              2,723            2,543
 Accrued workers' compensation reserve         2,375            2,646
 Restructuring liability                         293            1,555
 Other accrued liabilities                     9,474            5,326
      Total current liabilities               38,741           31,132

Restructuring liability                          150              300
Long-term debt                                76,200           81,800
Post-retirement liability                      2,333            2,240
Pension liability                              1,973            1,973
Deferred income taxes                         14,509           13,871
Total liabilities                            133,906          131,316

Common stock, par value $0.10,
 shares authorized:  20,000,000; shares
 issued and outstanding:  11,071,991
 at June 30, 1997 and December 31, 1996        1,107            1,107
Additional paid-in capital                    14,911           14,911
Retained earnings                             78,681           76,209
Minimum pension liability adjustment            (258)            (258)
Total stockholders' equity                    94,441           91,969

Total liabilities and stockholders' equity  $228,347        $ 223,285

                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 and JUNE 30, 1996
                               (In Thousands)
                                (Unaudited)

                                                      1997         1996
Cash Flows from Operating Activities
Net Income (Loss)                                   $  2,472     $   (266)
Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   continuing operations:
     (Gain)loss from discontinued operation              (54)         925
   Depreciation & amortization                         9,608        9,162
   Deferred income taxes                                 638         (261)
   LIFO provision                                        345          190
     Gain on disposal of assets                       (2,177)         --
   Changes in assets and liabilities:
         Accounts Receivable                         (11,761)      (7,014)
         Inventory                                    (8,339)      (5,462)
         Tax Receivable                                1,149          --
         Accounts Payable                              4,814        5,491
         Restructuring Liability                      (1,412)      (1,956)
         Other                                         4,174         (199)
   Total adjustments                                  (3,015)         876
   Net cash provided (used) by
    continuing operations                               (543)         610
   Net cash provided (used) by
      discontinued operation                          (1,358)         606

     Net cash provided (used) by
        operating activities                        $ (1,901)    $  1,216

Cash Flows from Investing Activities
    Capital expenditures                            $ (8,471)    $ (7,981)
    Capital expenditures of discontinued operation       --        (2,066)
    Proceeds from sale of assets                      16,437            1

       Net cash provided (used) by
         investing activities                       $  7,966     $(10,046)

                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 and JUNE 30, 1996
                               (In Thousands)
                                (Unaudited)

                                                     1997         1996

Cash Flows from Financing Activities
    Borrowings (Repayments) under bank credit
      agreement                                     $ (2,500)    $ 9,000
    Repayments of long-term obligations               (3,100)     (2,500)
    Dividends paid                                       --       (2,654)
       Net cash provided (used) by
         financing activities                       $ (5,600)    $ 3,846

Net increase (decrease) in cash                     $    465     $(4,984)

Cash at beginning of period                         $    264     $ 6,017
Cash at end of period                               $    729     $ 1,033

                 SEALRIGHT CO., INC. AND SUBSIDIARIES

                            JUNE 30, 1997

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's Annual Report for the year ended December 31, 1996. Where appropriate, financial information for 1996 has been restated to present the plastics container business as a discontinued operation. The sale of this business was consummated on March 3, 1997.

NOTE 3 - INVENTORIES
       Inventories at June 30, 1997 and December 31, 1996, were:

                                                   1997     1996
                                                   (In Thousands)
Inventories Carried on LIFO Basis
    Raw Materials                                 $16,462  $11,337
    Work-In-Process                                 5,617    4,719
    Finished Goods                                 16,779   15,005
                                                  $38,858  $31,061
    LIFO Reserve                                     (926)   (581)
Inventories Carried on LIFO Basis                 $37,932  $30,480
Inventories Carried on Average or FIFO Basis        6,697    6,155
                                                  $44,629  $36,635

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 1997, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENT OF CASH FLOWS
       Supplemental cash flow information is (in thousands):

                                                    1997     1996
       Interest Paid (Net of Amount Capitalized)  $ 2,883  $ 2,697
       Income Taxes Paid                              146      190

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                       AND FINANCIAL CONDITION



Results of Operations


       Net sales for the second quarter of 1997 were $70.8 million,
which was down slightly from second quarter of 1996.   For the
quarter, unit sales in the Company's dairy packaging business were up approximately eight percent versus the same period last year. The dollar sales equivalent of this increase in units was approximately three percent. The reduction in revenue-per-unit reflects the impact of discounted prices granted to major customers in conjunction with multi-year, sole-source supply contracts. Most of these contracts commenced within the last twelve months. The Company entered into long-term supply contracts to protect its leadership position in the frozen dairy dessert market.

       Second quarter revenue in the Company's food and beverage market was down approximately four percent over the same period last year. The reason for the decline year-over-year was due primarily to capacity constraints at the Akron, Ohio, flexible packaging facility. Excluding roll-fed labels, which are primarily manufactured in Akron, food and beverage sales were up approximately three percent during the quarter. The Akron facility was the final step of the Company's facility consolidation plan. Manufacturing operations formerly conducted at the Company's Charlotte, North Carolina, facility were consolidated into Akron.

       Second quarter gross profit was $12.7 million, down 11.6 percent from the same period of the prior year. The Company's gross margin for the second quarter declined from 20.1% last year to 17.9% this year. Despite unit and dollar volume increases in most markets, gross profit was negatively impacted by production inefficiencies at the Akron facility, which were estimated to cost $1.1 million during the quarter. Price reductions granted to major frozen dairy dessert customers in conjunction with long-term supply contracts contributed to additional margin erosion. In early July, the Company announced a price increase for most paperboard and some flexible packaging product lines. The price increase was implemented to offset rising raw material prices. The impact of the price increase on the Company's consolidated gross margin is not expected to have a material impact.

       Selling, general and administrative expenses for the second quarter were $7.7 million, a decline of $792,000, or 9.3%, compared to last year. Expense reductions were achieved in most functional areas and expense categories. SG&A expenses as a percent of sales have declined from 11.9% last year to 10.9% this year.

       During the quarter, the Company sold two former manufacturing facilities resulting in a net gain of approximately $1.4 million. The gain was recorded as restructuring income as the sale of the facilities was part of the company-wide restructuring program. During the second quarter last year, the Company recorded $820,000 of restructuring expense related to the facility consolidation program as well as relocation expenses incurred in connection with a management reorganization and relocation plan. During the second quarter, the Company sold the former manufacturing facility in Kansas City, Kansas, for a gain of approximately $200,000 and the Charlotte, North Carolina, facility for a gain of approximately $1.2 million. The sale of these two facilities completes the Company's restructuring program and planned real estate divestitures. No further restructuring income or expense is anticipated.

       In conjunction with the sale of the Kansas City, Kansas, facility, the Company performed an environmental study. The site was found to require approximately $200,000 of remediation which the Company is required to perform. The Company deposited pursuant to the terms of the contract $200,000 in escrow to be used to pay for the necessary remediation at the site. This expense reduced the Company's gain on the sale of the facility.

       Interest expense for the quarter was $1.25 million as compared to $1.4 million last year. The reduction in interest expense is attributable to a reduction in the total amount of debt outstanding coupled with a reduction in higher-cost fixed rate debt. The Company has been employing a higher percent of lower-cost floating-rate bank debt to fund operations.

       Year-to-date revenue was $133.0 million compared to $135.0 million in 1996. Revenue is down from the prior year due primarily to discounted pricing granted to major customers in conjunction with long-term supply contracts. A majority of these contracts, which generally cover frozen dairy dessert packaging, became effective in the second half of 1996. In addition to price discounting, unfavorable weather in the Spring impacted consumer demand for frozen dairy desserts and flavor pops, primarily in the East, which affected demand for the Company's products. Capacity constraints at the Akron facility also constrained revenue compared to the prior year.

       1997 year-to-date gross profit was $21.0 million, down 12.8% from last year. Gross margins have declined from 17.8% to 15.8% due to pricing concessions previously discussed and inefficiencies related to the Akron consolidation. Year-to-date, consolidation inefficiencies at Akron have cost an estimated $2.4 million.

       Selling, General, and Administrative expenses year-to-date were $16.0 million. These expenses were 7.6% below the prior year due to the reasons previously discussed.

       Interest expense year-to-date was $2.5 million as compared to $2.7 million last year. A reduction in the total amount of debt coupled with a mix of lower-cost debt has reduced the amount of interest expense.

       Year-to-date, the Company has recognized restructuring income of $2.0 million. This compares favorably to restructuring expense of $2.4 million last year in conjunction with the facilities consolidation program. Net restructuring income for 1997 came from gains on the sale of three facilities during the first half of the year offset partially by restructuring expenses associated with the Charlotte-to-Akron consolidation. The Company has sold its former research and development facilities in Kansas City, Missouri, resulting in gain of approximately $700,000 in the first quarter in addition to the two facility sales in the second quarter previously discussed. The Company anticipates no further restructuring income or expense for the balance of 1997.

Liquidity and Capital Resources

       Net cash used by operating activities for the first six months of 1997 was $1.9 million. For the same period last year, cash provided by operations was $1.2 million. During the second quarter of 1997, the Company experienced a sharp increase in the amount of cash used to finance accounts receivable and inventory. The significant increase in accounts receivable year-to-date, on comparable levels of sales, reflects slow payments from customers as a result of the conversion to a new integrated information system for three domestic facilities effective in April. Due to changes in invoice format and start-up data issues, customers were slow in paying the Company for invoices, resulting in the increase in receivables. These initial issues have been resolved, and the Company is experiencing normal payment pattern for most customers. Receivables are expected to return to historical levels during the third quarter.

       Due primarily to additional unit volume, inventory is up approximately $3 million over the same period last year after making appropriate adjustments to exclude inventory related to the plastic container business (see Note 1). Inventory levels are expected to return to historical levels as the Company realizes greater efficiencies from the completion of the facility consolidation plan and full implementation of the new integrated information system. However, due to rising raw material prices, the value of inventory is expected to exceed historical levels for the balance of 1997.

       Year-to-date, the Company has expended $8.5 million in capital expenditures. Significant expenditures to date have been for manufacturing equipment, equipment manufactured for lease to customers, and the Company's new management information system. The Company has received $16.4 million in 1997 from the sale of three idle
facilities and the sale of the plastic container business.   Proceeds
from the sale of assets have been used to fund operations and reduce debt, which has been reduced by $5.6 million through June 30, 1997.
At June 30, the Company had $18.7 million available under its bank line of credit, which is expected to be adequate to meet working capital and investment needs for the foreseeable future.

       Pursuant to its debt agreements, the Company must comply with various financial covenants. The Company has negotiated two amendments to certain financial covenants in its debt agreements in the past six quarters without incurring substantial penalties. As of June 30, 1997, the Company was in compliance with all applicable covenants. Depending on future financial performance, the Company may be required to seek additional amendments which could result in modifications to the interest rate and other terms of the debt agreements.



New Accounting Pronouncements

       The Financial Accounting Standards Board (FASB) has recently issued several new statements that are applicable to the Company. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. These statements require the Company to disclose the impact to earnings per share resulting from financial instruments that may be dilutive if converted into common stock as well as disclose the terms and provisions of potentially dilutive instruments. The Company intends to adopt these pronouncements as of December 31, 1997, but does not expect adoption will result in a material impact to reported earnings per share.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of items that may affect shareholder equity but are not components of reported net income. The Company intends to adopt SFAS No. 130 as of December 31, 1997. The Company does not believe it has any significant components of comprehensive income that are not otherwise properly reported.

       In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments has been changed from an industry definition to that of a management definition. Reportable business segments, as defined under SFAS No. 131, are described as how management organizes and operates a company's various businesses. The Company intends to adopt the provisions of SFAS No. 131 effective December 31, 1998. It is expected that the statement will require additional financial disclosure.

                      PART II - OTHER INFORMATION



Item 1.)   Legal Proceeding

                  None



Item 2.)   Changes in Securities

                  None



Item 3.)   Defaults Upon Senior Securities

                  None



Item 4.)   Submission of Matters to a Vote of Securities Holders


                  At the Company's annual meeting held May 23, 1997, shareholders were asked to vote on the election of directors, the appointment of independent auditors, and one shareholder proposal. The following results were recorded.

1.  Election of Directors

                  The shareholders were asked to elect the following slate of existing directors to serve additional one-year terms.
The nominees were: G. Kenneth Baum, D. Patrick Curran, Frederick
O. DeSieghardt, Robert F. Hagans, Charles F. Marcy, Marvin W.
Ozley, Arthur R. Schulze, Charles A. Sullivan, and William D.
Thomas.  The directors group as a whole received at least
9,876,696 votes in favor, representing 89.2% of shares outstanding.

2.  Election of Independent Auditors

                  The shareholders were asked to appoint KPMG Peat Marwick LLP as independent auditors of the Company for 1997. The proposal was approved with the following votes:

                  For                             9,984,146
                  Against                           390,638
                  Withheld                           36,776

3.  Shareholder Proposal

                  The shareholders were asked to vote on a shareholder proposal to engage an investment banking firm to explore alternatives to enhance shareholder value. The proposal was defeated with the following votes:

                  For                               526,601
                  Against                         8,919,199
                  Withheld                           63,168
                  Delivered not voted               902,592



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






                                         SEALRIGHT CO., INC.




Date:     August 13, 1997                  /s/ Charles F. Marcy
                                        By: Charles F. Marcy
                                            President & C.E.O.




Date:     August 13, 1997                /s/ John T. Carper
                                       By: John T. Carper
                                           Senior Vice President
                                           & C.F.O.