Form 10-Q
period 1997-09-30
SEALRIGHT COMPANY INC
filed 1997-11-12
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                          _____________

                            FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended September 30, 1997 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No

As of September 30, 1997, Sealright Co., Inc. had 11,071,991 shares of Common Stock outstanding. The market value of stock held by non-affiliates is approximately $86.5 million.


               SEALRIGHT CO., INC. AND SUBSIDIARIES

                              FORM 10-Q

                          SEPTEMBER 30, 1997




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


                SEALRIGHT CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE PERIODS ENDED September 30, 1997 and 1996
                (In Thousands Except Per Share Data)
                             (Unaudited)

                                   Three Months         Nine Months
                                 Ended September 30  Ended September 30
                                   1997       1996       1997     1996
Net Sales                         $66,353    $65,563   $199,374 $200,582
Cost of Goods Sold                 55,936     51,871    167,980  162,832
Gross Profit                       10,417     13,692     31,394   37,750

SG&A Expenses                       6,882      7,775     22,869   25,085
Other Expenses                        245        270        735      753
Net Restructuring Expense (Gain)      -          815     (2,041)   3,264

Operating Income from
 Continuing Operations              3,290      4,832      9,831    8,648

Interest Expense                    1,507      1,318      4,004    4,050

Income from Continuing
  Operations Before Income Taxes    1,783      3,514      5,827    4,598

 Income Taxes                         499      1,269      2,125    1,646

Income from Continuing Operations $ 1,284    $ 2,245   $  3,702  $ 2,952

Discontinued Operation, net of tax
 Operating Loss                         0       (521)         0   (1,494)
 Gain on Disposal                       0          0         54        0
Net Income                        $ 1,284    $ 1,724   $  3,756  $ 1,458

Net Income(Loss) Per Share:
 From Continuing Operations       $  0.12    $  0.20   $   0.34  $  0.27
 From Discontinued Operation      $   -      $ (0.05)  $    -    $ (0.14)
Net Income Per Share              $  0.12    $  0.15   $   0.34  $  0.13

Average Number of Common and
 Common Share Equivalents
 Outstanding                       11,073     11,072     11,072    11,072

                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                               (In Thousands)

                                       September 30, 1997   December 31, 1996
                                           (Unaudited)

                                   ASSETS
Current Assets
  Cash                                     $   1,421        $     264
  Accounts receivable                         28,217           23,173
  Inventories (Note 3)                        45,049           36,635
  Income tax receivable                          453            4,800
  Prepaid expenses                             1,041            1,121
  Other current assets                            38              922
       Total current assets                   76,219           66,915

Property, Plant & Equipment                  240,073          241,770
  Accumulated Depreciation                  (112,664)        (105,517)
Property, Plant and Equipment, net           127,409          136,253


Goodwill, net                                  5,396            5,701
Other intangibles, net                         4,958            5,645
Prepaid pension asset                          3,300            2,682
Other assets                                     890               76
Net assets of discontinued operation            --              6,013
Total Assets                                $218,172         $223,285

                   SEALRIGHT CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                               (In Thousands)


                                        September 30, 1997 December 31, 1996
                                            (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt           $  6,200         $  6,200
 Accounts payable                              13,991           12,862
 Accrued vacation                               2,646            2,543
 Accrued workers' compensation reserve          2,189            2,646
 Restructuring liability                          265            1,555
 Current portion of deferred income taxes       1,916              --
 Other accrued liabilities                      5,284            5,326
      Total current liabilities                32,491           31,132

Restructuring liability                            75              300
Long-term debt                                 74,150           81,800
Post-retirement liability                       2,379            2,240
Pension liability                               1,973            1,973
Deferred income taxes                          11,200           13,871
Other liabilities                                 204              --
Total liabilities                             122,472          131,316

Common stock, par value $0.10, shares
 authorized:  20,000,000; shares issued
 and outstanding:  11,071,991 at
 September 30, 1997 and December 31, 1996       1,107            1,107
Additional paid-in capital                     14,911           14,911
Retained earnings                              79,965           76,209
Foreign currency translation adjustment           (25)             --
Minimum pension liability adjustment             (258)            (258)
Total stockholders' equity                     95,700           91,969

Total liabilities and stockholders' equity  $ 218,172        $ 223,285

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 and SEPTEMBER 30, 1996
                                (In Thousands)
                                  (Unaudited)

                                                       1997         1996
Cash Flows from Operating Activities
Net Income                                           $  3,756     $  1,458
Adjustments to reconcile net income
   to net cash provided by
   continuing operations:
      (Gain)loss from discontinued operation              (54)       1,494
   Depreciation & amortization                         13,652       13,724
   Deferred income taxes                                 (755)        (755)
      LIFO provision                                      235            4
      (Gain)loss on disposal of assets                 (2,177)         226
   Changes in assets and liabilities:
          Accounts Receivable                          (5,044)      (6,680)
          Inventory                                    (8,354)      (4,461)
          Tax Receivable                                4,347        1,266
          Accounts Payable                              1,129        2,623
          Restructuring Liability                      (1,515)      (2,797)
          Other                                         1,957       (1,358)
   Total adjustments                                    3,421        5,571
   Net cash provided by
    continuing operations                               7,177        7,029
   Net cash provided (used) by
      discontinued operation                           (1,358)         465

     Net cash provided by
         operating activities                        $  5,819     $  7,494

Cash Flows from Investing Activities
     Capital expenditures                            $(13,449)    $(11,330)
     Capital expenditures of discontinued operation      -          (2,273)
     Proceeds from sale of assets                      16,437          106

        Net cash provided (used) by
          investing activities                       $  2,988     $(13,497)


                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 and SEPTEMBER 30, 1996
                                (In Thousands)
                                  (Unaudited)

                                                        1997         1996

Cash Flows from Financing Activities
     Borrowings (Repayments) under bank credit
       agreement                                     $ (3,000)    $  8,000
     Repayments of long-term obligations               (4,650)      (4,017)
     Dividends paid                                       -         (3,989)
        Net cash used by
          financing activities                       $ (7,650)    $     (6)


Net increase (decrease) in cash                      $  1,157     $ (6,009)

Cash at beginning of period                          $    264     $  6,017
Cash at end of period                                $  1,421     $      8

                  SEALRIGHT CO., INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1997

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
        The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented, except as noted.

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

NOTE 3 - INVENTORIES
        Inventories at September 30, 1997 and December 31, 1996, were:

                                                    1997     1996
                                                    (In Thousands)
Inventories Carried on LIFO Basis
     Raw Materials                                 $16,556  $11,337
     Work-In-Process                                 4,143    4,719
     Finished Goods                                 17,826   15,005
                                                   $38,525  $31,061
LIFO Reserve                                          (816)    (581)

Inventories Carried on LIFO Basis                  $37,709  $30,480
Inventories Carried on Average or FIFO Basis         7,340    6,155
                                                   $45,049  $36,635

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1997, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - STATEMENT OF CASH FLOWS
        Supplemental cash flow information is (in thousands):

                                                     1997     1996
        Interest Paid (Net of Amount Capitalized)  $4,236   $4,081
        Income Taxes Paid                           2,525      317

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                        AND FINANCIAL CONDITION



Results of Operations
       Consolidated net sales for the third quarter of 1997 were $66.4 million, up 1.2 percent from the third quarter of 1996. The increase in revenue was due to a four percent increase in dairy packaging and a 55% increase in revenue from the Company's Australian subsidiary, offset by revenue declines in the Company's food and beverage markets.

       Unit sales in the Company's dairy packaging business increased approximately 10% versus the prior year. The largest increases in unit sales occurred in the Company's Convocan and Nestyle product lines. Revenue growth did not equal unit growth due to the impact of price discounting that was granted to major customers in the second half of 1996. The negative impact of the price discounting was offset somewhat during the third quarter by a price increase for all paperboard products. The price increase was implemented in response to an increase in raw material prices, primarily paperboard. The impact of the price or cost increase on revenue or gross profit in the third quarter was not material.

       In the Company's food and beverage packaging business, third quarter revenue was down seven percent versus last year. The decline in revenue was broad-based across most product categories and was attributed primarily to weak customer demand and pricing in some product categories.

       Gross profit for the third quarter was $10.4 million and the Company's gross margin was 15.7%. Compared to the third quarter of last year, gross profit was down 24%. The reduction in gross profit was due primarily to consolidation and production inefficiencies at the Company's Akron, Ohio flexible packaging facility. These inefficiencies, coupled with a reduction in volume, cost an estimated $1.4 million year-over-year. The balance of the gross profit decline was attributed to price discounting in the Company's dairy packaging business.

       Selling, general and administrative expenses for the third quarter were $6.9 million. SG&A expenses were down 11%, or $0.9 million, from last year. The Company has continued to reduce costs in most expense categories and functions. SG&A expenses were lower during the third quarter of 1977 than the second quarter of 1997 due to the reversal of an employee incentive accrual in the third quarter.

       Interest expense for the third quarter was $1.5 million versus $1.3 million last year. Included as interest expense for the quarter is an accrual of approximately $60 thousand of penalty expense related to restructuring of the Company's debt (see Liquidity and Capital Resources).

       The Company's income tax provision for the quarter was $0.5 million as compared to $1.3 million last year. During the quarter, the Company recognized a research and development tax credit of $225 thousand as well as a portion of the prior year alternative minimum tax credit carryforward of $700 thousand which reduced the effective tax rate for the quarter to 28% as compared to 36% last year. The Company projects that the overall effective rate for the year will be 37%.

       Year-to-date revenue was $199.4 million compared to $200.6 million in 1996. Revenue in the Company's dairy packaging business was up three percent and revenue at the Company's
Australian subsidiary was up 48%. Unit sales in the Company's dairy packaging business were up 11% over the same period last year. Revenue declines in the food and beverage packaging markets, primarily products produced at the Akron flexible packaging facility, offset these gains.

       Gross profit year-to-date was $31.4 million, 17% below last year. The significant reduction in gross profit is attributable to Akron-related consolidation and production issues discussed previously in this report and prior 1997 filings. For the year, Akron consolidation inefficiencies and production issues have cost an estimated $3.2 million. Also contributing to the decline in gross profit was the impact of reduced pricing for frozen dessert packaging to major customers. Most price reductions were granted during the latter half of 1996. The impact of price reductions is expected to decline significantly during the first quarter of 1998.

       Year-to-date, the Company has recognized restructuring income of $2.0 million. This compares favorably to restructuring expense of $2.4 million last year in conjunction with the facilities consolidation program. Net restructuring income for 1997 came from gains on the sale of three facilities during the first half of the year offset partially by restructuring expenses associated with the Charlotte-to-Akron consolidation. The Company has sold its former research and development facilities in Kansas City, Missouri, resulting in gain of approximately $700,000 in the first quarter. In the second quarter, the Company sold the former manufacturing facility in Kansas City, Kansas, for a gain of approximately $200,000 and the Charlotte, North Carolina, facility for a gain of approximately $1.2 million.

       Selling, general and administrative expenses year-to-date were $22.9 million as compared to $25.1 million last year. These expenses were nine percent below last year for the reasons previously discussed.

       Interest expense year-to-date was $4.0 million, which is comparable to last year. Interest expense is essentially unchanged despite a reduction in the average level of outstanding debt due primarily to a reduction in the amount of interest capitalized in conjunction with capital projects under construction. The reduction in interest capitalization year over year was approximately $250 thousand. Additionally, an accrual of approximately $60 thousand associated with a debt restructuring contributed to the increase.

Liquidity and Capital Resources

       Net cash provided by operating activities year-to-date through September 30 was $5.8 million as compared to $7.5 million
for the same period last year.   Through September 30, the
Company's level of inventory was $3.5 million higher than in 1996. The increase in inventory reflects higher levels of raw materials and repair parts. The higher inventory levels are primarily the result of increased unit volume in the Company's paperboard packaging operations and an increase in inventory at the Company's Australian subsidiary. The Company reduced its LIFO reserve year-over-year which also contributed to a higher reported dollar amount of inventory. Inventory levels are expected to remain above historical levels for the balance of 1997. During the quarter, the Company received a $3.2 million tax refund for the 1996 calendar year resulting from a prior net operating loss carryback. No material tax refunds are expected during the remainder of 1997.

       Year-to-date, the Company expended $13.4 million in capital. The increased spending over last year relates primarily to expenditures for a new litho printing press. The printing press is projected to be installed in early 1998 at the Company's Fulton, New York facility. In addition, significant capital has been expended during 1997 relating to a new company-wide management information system.

       At September 30, total debt obligations were $80.4 million as compared to $87.6 million at September 30, 1996. Outstanding borrowings on the Company's revolving line of credit were $7 million. Year-to-date the Company has reduced outstanding debt by $7.7 million. The Company expects cash flow from operations and availability under its bank line of credit to be adequate to meet working capital and investment needs for the foreseeable future.

       At September 30, the Company was not in compliance with the requirements of its various borrowing arrangements. Specifically, the Company did not meet the amended level of fixed charge coverage compliance for the third quarter of 1997 and is not expected to do so for the fourth quarter. The Company has obtained a waiver of the fixed charge coverage covenant from its lenders for the third and fourth quarter. The Company will pay a penalty of approximately $60 thousand in both the third and fourth quarters associated with this waiver. The penalty will be reflected as interest expense. In addition, the coupon rate will increase by 15 basis points during the fourth quarter on each note. Once the Company's fixed charge coverage exceeds 200% for four consecutive quarters, the coupon rate will decline by five basis points. The rate increase is expected to increase interest expense by approximately $10 thousand in the fourth quarter and approximately $120 thousand in 1998.

       In conjunction with the restructuring, the Company renewed its bank line of credit for an additional two years and reduced the committed line of credit from $30 million to $25 million. The Company has an additional $5 million uncommitted line of credit from the same bank. The Company also amended several other provisions of its borrowing agreements. Depending on future financial performance, the Company may be required to seek additional amendments which could result in modifications to the interest rate, required collateral, or other terms of its debt agreements.


New Accounting Pronouncements

       The Financial Accounting Standards Board (FASB) has recently issued several new statements that are applicable to the Company. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which requires the Company to disclose the impact to earnings per share resulting from financial instruments that may be dilutive if converted into common stock. The Company intends to adopt this pronouncement in the 1998 fiscal year, but does not expect adoption will result in a material impact to reported earnings per share.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of items that may affect shareholder equity but are not components of reported net income. The Company intends to adopt SFAS No. 130 as of December 31, 1998. The Company does not believe it has any significant components of comprehensive income that are not otherwise properly reported.

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

                  None


Item 4.)   Submission of Matters to a Vote of Securities Holders

                  None


Item 5.)   Other Materially Important Events

                  On October 20, 1997, the Company announced its board of directors engaged Goldman, Sachs & Co. and George K. Baum & Company to assist in analyzing various
        business and financial opportunities.   The board of
        directors has not decided on any alternative nor established a timetable for reaching a conclusion. In conjunction with this process, the Company expects to incur costs of approximately $1.8 million.
        Approximately $500 thousand of the costs are expected to be recognized in the fourth quarter of 1997 and approximately $1.3 million are expected to be recognized in the first two quarters of 1998.


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






                                        SEALRIGHT CO., INC.




Date:     November 12, 1997              /s/ Charles F. Marcy
                                      By: Charles F. Marcy
                                          President & C.E.O.




Date:     November 12, 1997             /s/ John T. Carper
                                      By: John T. Carper
                                          Senior Vice President
                                           & C.F.O.