Form 10-K
period 1997-12-31
SEALRIGHT COMPANY INC
filed 1998-03-24
CIK 712964

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Year Ended December 31, 1997    Commission file number 0-14825


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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, [X]

       As of February 27, 1998 there were 11,078,232 shares of Common Stock, $.10 par value, outstanding. On February 27, 1998, the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $69.0 million.

       Part III of this filing includes information required by items 401, 402, 403 and 404 of Regulation S-K.

                                   PART I

Item 1.  Business.

     Sealright Co., Inc., the Registrant, together with its subsidiaries, is referred to herein as the "Company". The Company was organized in 1964 as a Delaware corporation. The Company manufactures packaging and labeling systems primarily for the food and beverage industries. The Company operates in the packaging industry.

     At December 31, 1997, the Company operated five domestic manufacturing facilities located in Fulton, New York, DeSoto, Kansas, Los Angeles, California, Akron, Ohio, and San Leandro, California. Additionally, the Company operated one manufacturing facility in Brisbane, Queensland, Australia.

     A majority of the Company's revenues are derived from the sale of rigid paperboard containers, primarily for the retail and wholesale packaged frozen dairy dessert industry. The containers vary in style, size and composition and are marketed under the following trade names:
Bulkan, Convocan, Nestyle, Ultrakan, Quikspread, Vektor and
Maximizer. The Company manufactures rigid paperboard packaging at its two strategically located facilities in Fulton, New York and Los Angeles, California.

     The Bulkan container is a spirally wound container used in bulk service applications such as food service, restaurants, and frozen dessert stores. The Convocan container is a smaller retail-size package that is cylindrically shaped and constructed from a one piece sidewall rather than a spiral construction. The Convocan is used primarily to package frozen dairy desserts. The Ultrakan container is a cylindrical container formed from a one piece sidewall that is tailored to both the product and market in which it is to be used.
The Quikspread container is a derivation of the Ultrakan container but it is modified to dispense portion-controlled sauces for the fast food industry. The Vektor container is similar to the Ultrakan container in that its structural properties are custom tailored to the product but its shape is not limited to a cylinder. Both the Ultrakan, Quikspread and Vektor packages are used in a variety of food and non-food applications. The Bulkan, Convocan, Ultrakan, and Vektor packages are partially manufactured at the customers' facility with equipment manufactured by the Company and leased to the customer.

     Nestyle containers are tapered round packages available in a variety of sizes for the retail market. These containers are used for frozen dairy dessert, carryout foods, and non-food applications. Generally, Nestyle containers are assembled at the Company's facility and shipped nested to the customer for filling and sealing.

     During 1997, the Company developed and introduced a new rigid paperboard product called the MaximizerJ package. The Maximizer container is similar to the Nestyle container in that it has a larger diameter on the top than the bottom. The Maximizer container is formed in the customer's facility on equipment leased from the Company, similar to the Convocan and Ultrakan packages. The Company provides the customer formed covers, printed sidewalls, and bottom discs.

     To complement its rigid paperboard packaging product lines and to implement its system sale strategy, the Company manufactures forming and filling equipment that it leases to its rigid packaging customers for use in their own facilities. This approach provides customers with manufacturing control, convenience, flexibility and speed. The Company has a service staff that is geographically located to install and repair equipment in the field. The Company designs and manufactures its leased forming and filling equipment at its DeSoto, Kansas, facility.

     The Company manufactures roll-fed labeling for carbonated beverages, liquid packaging for single-serve condiments and frozen liquid novelty products, aseptic lidding for single-serve pudding, gelatin, and fruit puree packages, dry food packaging for dried fruit, nutritional products and tea, and sleeve labels for the milk industry. The Company manufactures these flexible products at its Akron, Ohio, and San Leandro, California, facilities. The Akron facility manufactures, among other products, roll-fed labels, liquid condiment packaging and sleeve labels. The San Leandro facility produces primarily dried fruit packaging, frozen liquid novelty products and aseptic lidding for single-serve, shelf-stable products and dried fruit packaging. The San Leandro facility also manufactures film structures used in many of its flexible packaging products as well as blown film products used in the construction industry. The Company sells flexible features using the Pinch-N-Seal and Jotto trade names.

     The Company manufactures and sells a broad line of equipment to apply sleeve labels to a variety of containers. These machines are marketed both domestically and internationally and are sold under the Styrotech trade name. The Company designs and manufactures these machines at its DeSoto, Kansas, facility.

     Historically, the Company's operations were managed on a plant-by-plant profit center basis and organized into two distinct product groups:
rigid and flexible packaging. In December 1995, the Company embarked on a restructuring and reorganization plan (the
"Restructuring Plan") to strengthen management and align operations into a market-driven strategy. Since December, 1995, the Company has organized its products into the following categories: frozen dairy dessert packaging, container decoration for the beverage and dairy markets, dispensed sauce packaging for the food service markets, and food packaging. The Company also manufactures machinery that it leases and sells to complement its packaging systems strategy in various markets.

     As part of the Restructuring Plan, the Company has sought to reduce fixed overhead costs through facility consolidations and has eliminated many duplicative processes by centralizing various service and support functions. In early 1996, the Company ceased the rigid paperboard packaging operations at its DeSoto, Kansas, facility and consolidated such operations into the Fulton, New York and Los Angeles, California, facilities. During the second quarter of 1996, the Company relocated its machinery manufacturing and research and development operations from other Kansas City area facilities to the DeSoto facility, followed by the relocation of the corporate headquarters from Overland Park, Kansas, to the DeSoto facility in the third quarter of 1996.

       During the first quarter of 1997, the Company completed the consolidation of the Raleigh, North Carolina, machine manufacturing operations into the DeSoto facility. The Company continues to use the Raleigh facility as a sales and service center. By mid-year, the Company completed the consolidation of its Charlotte, North Carolina, flexible packaging operations into the Akron, Ohio, facility. The Company sold the Kansas City, Missouri, Charlotte, and Kansas City, Kansas, facilities during 1997.

     On March 3, 1997, the Company sold its rigid plastic packaging operation, which was incurring substantial losses. The operation was sold for $9.0 million. The operation manufactured containers for cultured dairy products, marketed under the Plastyle trade name, for sale primarily in the western United States. The Company sold its rigid plastic packaging operation since it no longer fit the Company's long-range strategic plans. At December 31, 1997, the Company owned the facility that formerly housed its plastic packaging operation and it is leased to the buyer of the plastics manufacturing operation.
The facility was sold to the lessee on March 3, 1998.

     Sale of Company

     On March 2, 1998, the Company entered into a definitive agreement for a cash merger with Huhtamaki, Oy, a worldwide food and packaging company based in Finland. Simultaneous with the merger, the Company will distribute, as a partial redemption of outstanding Company stock, its flexible-packaging business to existing stockholders, forming a new public company. Shareholders will receive $11.00 per share in cash and one-half share of stock in the new corporation in exchange for each share of the Company. Both the merger and the partial redemption will be a taxable transaction. Subject to certain regulatory and shareholder approvals, these transactions are expected to close in the third quarter.

  Sources of Raw Materials

  The Company purchases paperboard, film, resins, steel, ink, adhesives, cartons, outside printing and supplies from numerous vendors, some of whom supply substantial amounts. While multiple sources of these materials are available, the Company prefers to develop strategic alliances with selective vendors in order to obtain the best quality, service and price. The Company has experienced little or no difficulty in obtaining adequate supplies of raw materials.

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

  Seasonal Operations

  The Company's business is somewhat seasonal due to the nature of the frozen dessert and beverage markets. Generally, approximately 55% of the Company's sales and 70% of the Company's profits occur during the second and third quarters. However, due to various restructuring-related impacts on the business, 1997 and 1996 profits have varied from this normal seasonal pattern.

  Customers

  The Company has one customer, Dreyer's Grand Ice Cream, which constituted approximately 15% of the Company's revenue for 1997. The Company endeavors to provide this and all customers with superior customer service, high quality products, value-added innovation, and competitive prices. While not anticipated, the loss of this account would have a material adverse impact on the Company.

  Sales and Backlog

  The Company does not have an accurate methodology to track backlog, and does not believe recorded sales backlog is a significant
factor in its business.    Customers generally place annual orders in
quantities covering demand for one to three months with shipments scheduled during that period. A substantial portion of the Company's sales are made under extended-term sales contracts that are subject to periodic adjustments for raw material and other cost increases.

  Competition

  The Company's business is highly competitive and subject to intense pricing pressures. There are numerous producers of packaging materials supplying the frozen dessert other packaged food markets. Many of these competitors are larger than the Company and have greater financial resources.

  In order to strengthen its competitive position, the Company embarked on the Restructuring Plan in December 1995 (See Business -General). While it is expected that the Restructuring Plan will reduce costs and increase its competitive advantage, there is no assurance that the Company's revenues or profits will increase.

  While industry statistics are not available, the Company believes it is the largest manufacturer of containers for the frozen dessert market nationally. The Company's market penetration varies from region to region and by type of container. The Company believes it has a major competitive position in the bulk frozen dessert container market, although this market is also very competitive.

  In the half gallon, quart and pint frozen dessert market, the Company's round containers compete with round containers manufactured principally by Sweetheart Cup Company and Tetra Pak. The Company's round containers also compete with the more traditional square packages, which are manufactured by Fort James Corporation and other companies. As a general matter, the Company's frozen dessert containers are more expensive than square packages. Accordingly, the Company's containers are primarily sold to producers of premium frozen dessert to whom container quality, product image and customer service are more important considerations than price.

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

        The Company also manufactures and sells sleeve label application equipment for food and non-food markets both domestically and internationally. These machines are sold through both the Company's own sales force and through brokers. A portion of these sales are to international customers which present various pricing and market risks.

Financial information about the Company's major markets.

                                    (in thousands of dollars)
                              1997            1996          1995

                          Net            Net           Net
                        Revenues  %   Revenues  %   Revenues    %
Packaging
 Frozen Desserts       $124,384   49 $122,549   47  $138,330    49
 Other Food Products     96,750   38   98,651   38    98,455    35
 Non-food Products       23,256    9   24,757   10    32,112    11
 Medical Products         4,874    2    4,665    2     5,120     2
 Other Dairy Products     1,687    -    2,268    1     2,161     1
Lease Revenue             4,247    2    4,346    2     4,489     2
 Total                 $255,198  100 $257,236  100  $280,667   100


     Financial information about the Company's foreign and domestic operations.

                                      (in thousands of dollars)
                                   1997          1996       1995
Revenues
  Domestic                       $238,459       $237,433   $263,726
  Foreign                          16,739         19,803     16,941
  Total Revenues                 $255,198       $257,236   $280,667
Operating Income (Loss)
  from Continuing Operations
  Domestic                       $  4,260       $  3,203   $ (4,895)
  Foreign                           1,652            998      1,801
  Operating Income (Loss)        $  5,912       $  4,201   $ (3,094)

Identifiable Assets
  Domestic                       $207,671       $218,492   $224,977
  Foreign                           7,350          4,793      2,864
  Total Assets                   $215,021       $223,285   $227,841

     Export sales are made mainly to customers in Canada, South
America, Western Europe, Japan and Australia. Identifiable assets consist primarily of assets employed by the Company's Australian subsidiary.

     Research and Development

     The Company is actively engaged in designing and developing new products and adapting existing products for new uses. A staff of engineers, designers and machinery specialists evaluate product ideas initiated by the Company's personnel or by customers seeking new and better containers. The Company also has a staff of designers and engineers responsible for the design, development and modification of the Company's production processes and the machinery used for production in the Company's plants and in customers' facilities. Approximately $4,437,000, $5,735,000 and $6,032,000 were expended for research and development in 1997, 1996 and 1995, respectively.

     During 1996, as part of the Restructuring Plan, the Company consolidated its Research and Development facility previously located in Kansas City, Missouri, into its corporate headquarters facility in DeSoto, Kansas. The Company believes that certain synergies are gained by having its Research and Development staff physically located with the Company's Marketing and Strategy staff.


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

     The manufacturing operations of the Company are subject to federal, state, and local regulations governing the environment and the discharge of materials into air, land and water as well as the handling and disposal of solid and hazardous wastes. The Company believes it is in substantial compliance with applicable environmental regulations and does not believe that costs of compliance will have a material adverse effect on its earnings, capital expenditures, or competitive position.

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

     Employees

     The Company's average number of employees for 1997 was 1,550.
At three of the Company's domestic manufacturing facilities, the hourly employees are covered by collective bargaining agreements. Employees covered by these agreements represent approximately 50% of the Company's employees. Approximately 34% of the Company's employees are salaried.

     On November 18, 1997, the Company's contract with the International Chemical Workers Council of the United Food and Commercial Worker Union expired. This contract covers the hourly employees at the Company's Akron, Ohio, flexible packaging operation. The hourly workforce continued to work under a temporary contract extension while negotiations continued. On March 8, 1998, the employees ratified a new two-year contract. The Company considers its relations with this employee group to be good and expects no disruption to operations.

     Effective February 1, 1998, the hourly workforce at the Company's San Leandro, California, flexible packaging facility, represented by the Warehouse, Mail Order, & Retail Employees, an affiliate of the International Brotherhood of Teamsters Union, ratified a new three-year contract.

     Overall, the Company considers its employee relations to be favorable. There are no collective bargaining agreements scheduled to expire during 1998.

     Forward-Looking Statements

     Certain written and oral statements in this document and elsewhere made by management that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of the Company differing materially from those expressed in or implied by the forward-looking statements. In addition to any such risks expressly stated otherwise in this or other documents, other risks and uncertainties include, but are not limited to, competitive pricing for the Company's products, changes in raw material prices, fluctuations in customer demand, changes in production capacities, and changes in exchange rates, particularly in Latin America and Australia.

     The benefits of the Company's Restructuring Plan may vary from the Company's original expectations due to various factors such as: the extent of management's ability to control costs; inefficiencies, overheads and operational issues during the transition period; sales prices realized upon future disposal of redundant or unneeded assets, particularly real property which is subject to future supply and demand conditions in various real estate markets; higher or lower than anticipated rates of relocation or resignation of employees who otherwise would receive termination payments; and difficulties inherent in forecasting results of an operating mode different from that which exists at the time the forecast is made. Investors are also advised to consider other risks and uncertainties that may be discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties.

     The following tables set forth the location, approximate square footage, and principal use of each of the Company's facilities. The Company believes that its facilities are well maintained and suitable for their respective uses.


                            Owned Facilities

                                      Square         Principal
Location                               Feet          Use

Fulton, New York                575,000        Manufacturing and
                                                 warehouse
DeSoto, Kansas                  480,000        Corporate office,
                                                 manufacturing,
                                                 warehouse
Los Angeles, California         172,000        Manufacturing
Los Angeles, California*        190,000        Manufacturing
San Leandro, California         129,000        Manufacturing and
                                                 warehouse
Akron, Ohio                     125,000        Manufacturing and
                                                 warehouse

* Leased to a third party at December 31, 1997. The facility was sold to the lessee on March 3, 1998.


                            Leased Facilities

                             Square    Lease        Principal
       Location                Feet   Expiration       Use

Los Angeles, California       51,000    2000      Warehouse
San Leandro, California       12,000    2002      Warehouse
Raleigh, North Carolina        7,500    1998      Office
Virginia, QLD., Australia     40,500    2001      Manufacturing and
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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Since September 30, 1997, there have been no matters submitted to a vote of security holders.


                               PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.


               Quarter       High        Low      Dividend per Share


1997           First        $11 3/8    $10              $  -
               Second       $12 1/8    $10 3/8          $  -
               Third        $13 1/4    $11              $  -
               Fourth       $14        $11 3/4          $  -

1996           First        $12 1/2    $ 9 7/8          $.120
               Second       $14 3/4    $10 7/8          $.120
               Third        $12 1/2    $11 1/16         $.120
               Fourth       $12 1/2    $ 9 3/4          $  -

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

       As of December 31, 1997, there were 366 shareholders of record. Since many shareholders hold their certificates in street name, in addition to many employees owning stock by virtue of their participation in the Company's Long-Term Savings Plan, management estimates the number of individual stockholders is approximately 2,900.

Item 6.  Selected Financial Data.

FINANCIAL INFORMATION
(In thousands, except per share data)


FIVE-YEAR SUMMARY
For the Years
 Ended December 31,        1997       1996      1995     1994      1993

INCOME STATEMENT DATA
Net sales                 $255,198  $257,236  $280,667 $280,652  $262,383
Cost of Sales              218,840   213,502   227,399  215,967   202,865
Gross Profit                36,358    43,734    53,268   64,685    59,518
SG&A Expense                31,462    33,766    38,035   37,523    34,750
Other Expense                1,025       990     1,452    1,671     1,830
Net Restructuring (Gain)
 Expense                    (2,041)    4,777    16,875     -         -
Operating Income(Loss) from
 Continuing Operations       5,912     4,201    (3,094)   25,491   22,938
Interest Expense             5,574     5,466     5,017    3,218     3,648
Income(Loss)from
 Continuing Operations
 before income taxes and
 extraordinary loss            338    (1,265)   (8,111)   22,273   19,290

Income taxes                   126      (457)   (3,276)    8,985    8,120
Income (Loss) from
 Continuing Operations
 before extraordinary
 loss                          212      (808)   (4,835)   13,288   11,170

Discontinued Operation,
 net of tax:
 Operating Income (Loss)       -      (2,140)     (799)       47     (85)
 Gain (Loss) on
  Disposal                      54    (2,856)       -        -         -
Income (Loss) From
 Discontinued Operation         54    (4,996)     (799)       47     (85)
Extraordinary Loss,
  net of tax                   -         -          (94)     -        -
Net Income (Loss)         $    266  $ (5,804)  $(5,728)  $13,335 $ 11,085

Years Ended December 31,       1997      1996     1995     1994      1993

COMMON SHARE DATA**
Basic Earnings(Loss)Per Share from:
 Continuing Operations       $   0.02  $ (0.07) $(0.44) $   1.21   $   1.00
 Discontinued Operation           *      (0.45)  (0.07)      *          *
 Extraordinary Loss               -        -     (0.01)      -          -
Basic Earnings(Loss)
 per share                   $   0.02  $ (0.52) $(0.52) $   1.21    $  1.00

Diluted Earnings(Loss)Per Share from:
 Continuing Operations       $   0.02  $ (0.07) $(0.44) $   1.20   $   1.00
 Discontinued Operation           *      (0.45)  (0.07)      *          *
 Extraordinary Loss               -        -     (0.01)      -          -
Diluted Earnings(Loss)
 per share                   $   0.02  $ (0.52) $(0.52) $   1.20    $  1.00

Dividends per share          $    -    $   .36  $  .48   $   .46    $  .445
Average basic
 shares outstanding            11,072   11,072  11,068    11,063     11,063
Average diluted
 shares outstanding            11,080   11,072  11,083    11,075     11,075
Common shares outstanding
  at year-end                  11,076   11,072  11,072    11,063     11,063
Book value per share            $8.25    $8.31   $9.20    $10.20      $9.46
Ending market price
  per share                   $12 3/8  $10 1/2 $11 1/8   $18 1/4    $15 1/4

*Less than $0.01 per share
**Common share data for all years are presented in accordance with SFAS No.
  128, which was implemented during the fourth quarter of 1997.

BALANCE SHEET DATA
(In thousands, except ratios)

                               1997      1996      1995      1994      1993

Net Working Capital         $ 38,801  $ 35,783  $ 37,992  $ 37,429  $ 42,170
Net Property, Plant
 & Equipment                 128,067   136,253   135,854   146,828   118,197
Total Assets                 215,021   223,285   227,841   239,654   212,455
Total Debt                    81,000    88,000    83,600    80,726    68,895
Stockholders' Equity          91,395    91,969   102,016   112,892   104,647
Current Ratio                 2.12:1    2.15:1    2.26:1    2.06:1    2.58:1
Total Debt to
 Capital Ratio                 47.0%     48.8%     45.0%     41.7%    39.8%

OTHER DATA
(In thousands, except number of employees)

Depreciation and
  Amortization Expense      $ 18,131  $ 16,078  $ 19,320  $ 17,148  $ 15,343
Capital Expenditures          18,258    15,623    15,937    44,280    26,288
Dividends Paid                  -        3,985     5,313     5,090     4,922
Average Number of
  Employees                    1,550     1,603    1,909      1,959     1,937

RESULTS OF OPERATIONS
(Percentage of net sales)


 Years Ended December 31,         1997      1996    1995     1994      1993

   Net sales                     100.0%    100.0%   100.0%   100.0%   100.0%
   Cost of sales                  85.8      83.0     81.0     77.0     77.3
   Gross Margin                   14.2      17.0     19.0     23.0     22.7
   Selling, general and
     administrative
     expenses                     12.3      13.1     13.6     13.4     13.2
   Other Expense                   0.4       0.4      0.5      0.6      0.7
   Net Restructuring
     (Gain) Expense               (0.8)       1.9     6.0       -        -
   Operating Income(Loss)          2.3        1.6    (1.1)     9.0      8.8
   Interest Expense                2.2        2.1     1.8      1.1      1.4
   Income(Loss) from
    Continuing Operations
    before income taxes
    and extraordinary loss         0.1       (0.5)   (2.9)     7.9      7.4
   Income taxes                     *        (0.2)   (1.2)     3.2      3.1
   Income(Loss) from:
    Continuing Operations          0.1       (0.3)   (1.7)     4.7      4.3
    Discontinued Operation          -        (0.8)   (0.3)      *        *
    Gain (Loss) on
    Disposal of Discontinued
    Operation                       *        (1.2)     -        -        -
    Extraordinary Loss              -           -      *        -        -

    Net Income (Loss)              0.1%      (2.3)%  (2.0)%    4.8%     4.2%


*Less than 0.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

1997 COMPARED TO 1996

     Consolidated net sales were $255.2 million during 1997, a decrease of $2.0 million, or 0.8%, from 1996. During 1997, sales in the Company's frozen dessert packaging market increased approximately two percent while units sold increased approximately nine percent, reflecting increased market penetration but continued pricing pressure in this competitive market category. During the third quarter, the Company implemented a price increase in most paperboard-based product lines that offset an increase the Company experienced in raw material costs.

     Sales in the Company's food and non-food packaging businesses, which includes primarily flexible packaging products, decreased approximately five percent during 1997. The decline in revenue resulted primarily from production inefficiencies and capacity constraints experienced during the first half of the year at the Company's Akron, Ohio, facility. In addition, demand for the Company's food and non-food products declined during the second half of 1997. The Company also experienced a reduction in average selling prices for various food packaging products due to competitive pressures, further reducing revenue.

     Revenue at the Company's Australian facility increased by approximately 50% in the local currency during 1997. However, due to a strengthening U.S. dollar throughout the year coupled with the relatively small size of the operation, the impact of this increase on consolidated revenue was not material.

     Consolidated gross profit was $36.4 million in 1997 as compared to $43.7 million during 1996. The resulting gross margin was 14.2% of sales in 1997, a decline from 17.0% in 1996. Approximately $3 million of the decline in gross profit occurred in the frozen dessert packaging market. This market experienced a sales price decline of approximately $7 million which was partially offset by approximately a $4 million increase in gross profit resulting from higher unit volume. Due to production inefficiencies and reduced capacity at the Akron, Ohio, facility early in the year, and reduced sales volume during the latter half of the year, the Company suffered a reduction in gross profit of approximately $5 million. Gross profit at the Company's San Leandro, California, facility increased by $2.5 million during the year.
However, these gains were almost entirely offset by lost business in the Company's sleeve labeling equipment operation and other operational inefficiencies related to outside processing associated with lithographic printing.

     Selling, general and administrative expenses declined by $2.3 million, or 6.8%, as the Company realized full year savings related to staffing reductions made during 1996. The Company also benefited from other various cost savings initiatives.

     During the first half of the year, the Company sold three properties idled as part of the restructuring program, resulting in a net restructuring gain of $2.0 million. The former plastic manufacturing facility in Los Angeles, California, was sold on March 3, 1998. The Company expects to record a gain on the sale. The gain will be shown, net of tax, as a discontinued operation in the first quarter of 1998.

     Net interest expense increased by two percent during 1997 despite a reduction in the average amount of debt outstanding. The principal reason for the increase is due to a reduction in the amount of interest capitalized in conjunction with projects under construction.
Capitalized interest declined during 1997 as a result of lower average construction-work-in-progress during the year. As further discussed in note 3 to the Consolidated Financial Statements, the Company incurred penalties and the Company's borrowing cost increased during the second half of the year in conjunction with a modification to the Company's borrowing agreements.

     The Company recorded income tax expense for 1997 at a 37.4% effective tax rate. The Company recorded tax benefits of 36.1% and 40.4% during 1996 and 1995, respectively, due to taxable losses for those years.

1996 COMPARED TO 1995

     The Company recorded net sales from continuing operations of $257.2 million for 1996, a decrease of $23.4 million, or 8.3%, from 1995. The loss of revenue was primarily attributable to decreased consumer demand for the Company's customers' products. This was due to less-than favorable weather conditions in the summer of 1996 and increased raw material costs, which resulted in higher retail prices. Reduced demand coupled with continuing competitive pricing pressure contributed to reduced revenue in the Company's frozen dessert packaging business. In addition, the Company experienced reduced sales with smaller, non-strategic flexible packaging customers.

     Gross profit from continuing operations for 1996 was $43.7 million, a decline of $9.5 million, or 17.9%, from 1995. The Company's gross margin declined 2.0 percentage points from 19.0% to 17.0% during the year. The decline was primarily attributed to lower sales volume, which resulted in less fixed overhead absorption, reduced revenue per unit in response to competitive pricing pressures, and to a lesser extent move-related inefficiencies stemming from the DeSoto facility consolidation, and operational issues at the San Leandro facility. Production inefficiencies at the Fulton facility resulting from the DeSoto consolidation and operational issues at the San Leandro facility were isolated to the first and second quarters of 1996.

     The plastics manufacturing operation experienced a 19.4% decline in revenue and a 168% increase in operating loss during 1996. The revenue decline was attributed to lost business and continued pricing pressures in the rigid plastics packaging market. The Company encountered service issues while converting customers to new state-of-the-art thermoforming equipment, resulting in lost business. Inefficiencies and waste resulting from the implementation of new thermoforming equipment coupled with the significant loss of sales resulted in the increase in operating loss. During the fourth quarter, the Company decided to exit its plastics container business. This operation was sold on March 3, 1997, for $9.0 million cash.

     Selling, general and administrative expense decreased 11.2% during 1996 as a result of reduced headcount from the Company-wide facility consolidation and reorganization plan announced in 1995, the elimination of the Corporate office lease expense, and tight cost controls throughout the year.

     The Company incurred restructuring-related expenses of $4.8 million during the year relating primarily to moving equipment and personnel and severance in conjunction with the facility consolidation plan. The restructuring plan was completed during the first quarter of 1997.

     Interest expense increased 8.9% during the year reflecting higher levels of debt throughout 1996. The Company was not able to reduce debt during the year due to weak cash flow as a result of operating issues previously discussed. The Company paid a penalty of $47,000 to its senior lenders during the fourth quarter of 1996 as a result of not achieving the required minimum level of fixed charge coverage as stipulated in the Company's loan agreements. This amount was reflected as interest expense.

     Due to the taxable loss for 1996, an income tax benefit has been provided at a 36.1% effective tax rate. The Company recorded a tax benefit of 40.4% during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primary on internally generated cash from operations to fund operating necessities. For the 12 month period ended December 31, 1997, the Company's earnings, adjusted for discontinued operations, were $212,000 compared to a loss of $808,000 in 1996. After adjusting for non-recurring restructuring items and other non-cash adjustments, cash generated from earnings was $14.5 million in 1997 as compared to $20.4 million in 1996. The primary reason for this decline is the deterioration in operating earnings previously discussed. Prior to the sale of the plastics operation on March 3, 1997, this business used $1.4 million in cash as compared to a source of $1.1 million the prior year. For 1997, cash provided from operations was $4.5 million, a decline of $8.6 million from 1996.

     During 1997, the Company invested $18.3 million in new property, plant and equipment. Major capital investments during 1997 included the Company's new management information system, a project that was initiated in 1996, equipment leased to customers, various building additions and improvements, as well as a partial payment for the Company's new lithographic printing press, which is scheduled to be operational in the second quarter of 1998. Capital expenditures are expected to be several million dollars higher in 1998 than in 1997. The largest expenditure during 1998 will be the completion of the new printing press project.

     The Company sold three idle facilities and other assets during 1997, generating cash of $16.5 million. The proceeds from these sales were used to reduce debt and fund working capital needs. On March 3, 1998, the Company sold its former plastics container manufacturing facility for $4.8 million. The Company has other idle assets held for sale and expects to generate cash of approximately $500,000 during 1998 from their sale.

     The Company reduced total debt outstanding by $7 million during the year, consisting of scheduled repayments of long-term debt of $6.2 million and a reduction in the amount of bank debt outstanding of $800,000. As a result of year-end timing, the Company's books reflected a negative cash balance of $5.6 million at December 31, 1997 although, the Company's funded cash position was positive. The deficit was reflected as a bank overdraft, a separate component of cash flow from financing.

     The Company expects that its operating cash flow will be sufficient to fund future capital expenditure commitments as well as working capital requirements during 1998. The Company intends to reduce its working capital requirements during 1998 and further reduce bank debt.

EFFECT OF INFLATION

     During the last three fiscal periods, inflation has not had a material effect on the Company. The price of the Company's major raw materials is based primarily on supply and demand in the underlying commodity markets rather than inflationary pressures. A substantial majority of the Company's customer contracts allow for the Company to increase or decrease selling prices in response to changes in raw material prices, thus mitigating the impact of inflation cost changes or inflation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of items that may affect shareholder equity but are not components of reported net income. The Company is required to adopt SFAS No. 130 in the first quarter of 1998.

     In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes and expands on the segment disclosure requirements of SFAS No. 14. The statement requires certain financial disclosures about business segments. The definition of business segments has been changed from an industry definition to that of a management definition. The Company will adopt the provisions of SFAS No. 131 effective December 31, 1998. It is expected that the statement will require additional financial disclosure.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement amends SFAS Nos. 87, 88, and 106. The statement standardizes and expands the disclosure requirements of the prior pronouncements in order to facilitate enhanced financial analysis. The Company will adopt the provisions of SFAS No. 132 effective December 31, 1998.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of improving its computer systems and software applications by implementing a new enterprise-wide software system. Since the inception of the project in 1996, the Company has expended approximately $6.5 million, $1.5 million of which has been charged to operations. The system is currently in operation at three of the Company's five domestic locations. The Company has plans to implement the software at the remaining two domestic facilities during 1998 and at its Australian facility during 1999. The remaining costs associated with implementing the system at these facilities is expected to be approximately $750,000, substantially all of which is expected to be capitalized. In addition to expanded management information reporting and other operational improvements, the new software system will allow the Company to correctly record yearly dates for year 2000 and beyond.

     The Company currently relies on outside service providers for various other software applications. These vendors have committed to the Company that their products are either year 2000 compliant or they have established a timeline to modify their applications in advance of year 2000.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Board of Directors of Sealright Co., Inc., and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SEALRIGHT CO., INC. (a Delaware corporation), AND SUBSIDIARIES as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1995 were audited by other auditors whose report dated February 2, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealright Co., Inc., and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP

Kansas City, Missouri
February 9, 1998, except for note 11
which is as of March 2, 1998.



INDEPENDENT AUDITORS' REPORT
To the Stockholders and Board of Directors of Sealright Co., Inc., and
Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SEALRIGHT CO., INC. (a Delaware corporation), AND SUBSIDIARIES for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Sealright Co., Inc., and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/S/ ARTHUR ANDERSEN & CO. LLP

Kansas City, Missouri
February 2, 1996

CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands)


As of December 31,                               1997          1996

ASSETS

CURRENT ASSETS
Cash                                           $  1,454      $    264
Accounts receivable, less allowance
  for doubtful accounts of $538
  in 1997 and $453 in 1996                       27,496        23,173
Inventories                                      40,949        36,635
Income tax receivable (Note 2)                    2,486         4,800
Prepaid expenses                                    947         1,121
Other current assets                                 64           362
     Total current assets                        73,396        66,355
Property, Plant and Equipment
 Land                                             6,848         7,984
 Buildings and improvements                      46,608        48,060
 Machinery and equipment                        174,720       172,755
 Furniture and fixtures                          18,500        12,971
     Property, plant and equipment, gross       246,676       241,770
Less--accumulated depreciation                  118,609       105,517
     Property, plant and equipment, net         128,067       136,253

OTHER ASSETS
Goodwill, net                                     5,287         5,701
Other intangibles, net                            4,796         5,645
Prepaid pension (Note 5)                          2,674         2,682
Other                                               801           636
     Total other assets                          13,558        14,664

Net assets of discontinued operation (Note 10)     -            6,013

     Total assets                              $215,021      $223,285

======================================================================
The accompanying notes are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (Dollar amounts in thousands)


As of December 31,                                1997          1996

CURRENT LIABILITIES
Current portion of long-term debt (Note 3)     $  7,075      $  6,200
Accounts payable                                  7,628         9,731
Accrued vacation                                  1,865         2,543
Accrued workers' compensation reserve             2,077         2,646
Restructuring liability (Note 8)                    352         1,555
Bank overdraft                                    5,560          -
Other accrued liabilities                        10,038         8,098
     Total current liabilities                   34,595        30,773

Restructuring liability (Note 8)                   -              300
Long-term debt (Note 3)                          73,925        81,800
Postretirement benefit liability (Note 6)         2,284         2,240
Pension liability (Note 5)                          603         1,973
Deferred income taxes (Note 2)                   11,645        13,871
Other                                               574           359
Commitments and contingencies (Note 4)             -              -
    Total liabilities                          $123,626      $131,316

STOCKHOLDERS' EQUITY (Notes 1, 5 and 7)
Common stock, par value $.10
   Shares authorized: 20,000,000;
   Shares issued and outstanding:
     11,075,921 at December 31, 1997 and
     11,071,991 at December 31, 1996,
     respectively                                 1,108         1,107
Additional paid-in capital                       14,958        14,911
Retained earnings                                76,475        76,209
Currency translation adjustment                  (1,089)          -
Minimum pension liability adjustment                (57)         (258)
Total stockholders' equity                     $ 91,395      $ 91,969
Total liabilities and stockholders' equity     $215,021      $223,285

======================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Dollar amounts in thousands, except per share data)

For the Years Ended December 31,         1997       1996       1995

Net Sales                              $255,198   $257,236   $280,667
Cost of Goods Sold                      218,840    213,502    227,399
    Gross Profit                         36,358     43,734     53,268

Selling, General and
  Administrative Expenses                31,462     33,766     38,035
Other Expense                             1,025        990      1,452
Net Restructuring (Gain)
  Expense (Note 8)                       (2,041)     4,777     16,875
Operating Income (Loss) from
 Continuing Operations                    5,912      4,201     (3,094)
Interest Expense (Note 3)                 5,574      5,466      5,017
Income(Loss) from Continuing
 Operations Before Income Taxes             338     (1,265)   (8,111)
Income Taxes (Note 2)                       126       (457)   (3,276)
Income(Loss) from Continuing
 Operations                                 212       (808)   (4,835)

Discontinued Operation, net of tax
 Loss from operations (Note 10)             -       (2,140)     (799)
 Gain (Loss) on Disposal (Note 10)           54     (2,856)      -
Income(Loss) from Discontinued
 Operation                                   54     (4,996)     (799)
Income (loss) before
 Extraordinary Loss                         266     (5,804)   (5,634)
Extraordinary Loss, Net
 of tax (Note 9)                           -           -         (94)
Net Income(Loss)                       $    266    $(5,804) $ (5,728)

======================================================================
Basic Earnings (Loss) Per Share from:
     Continuing Operations             $  0.02     $ (0.07)  $  (0.44)
     Discontinued Operation                *         (0.45)     (0.07)
     Extraordinary Item                    -            -       (0.01)
Basic Earnings(Loss) Per Share         $  0.02     $ (0.52)  $  (0.52)

Diluted Earnings (Loss) Per Share from:
     Continuing Operations             $  0.02     $ (0.07)  $  (0.44)
     Discontinued Operation                *         (0.45)     (0.07)
     Extraordinary Item                    -            -       (0.01)
Diluted Earnings(Loss) Per Share       $  0.02     $ (0.52)  $  (0.52)

*Less than $0.01 per share
======================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
                                               Additional             Cumulative     Minimum
                              No. of  Common   Paid-In     Retained   Translation    Pension
                              Shares  Stock    Capital     Earnings   Adjustment     Liability       Total


BALANCE, December 31, 1994    11,063  $1,106     $14,747   $97,039    $    --       $    --        $112,892

  Net loss                       --     --          --      (5,728)        --            --          (5,728)
  Exercise of stock options        9       1         164      --           --            --             165
  Dividends paid ($0.48
     per share)                  --     --          --      (5,313)        --            --          (5,313)
  Minimum pension liability      --     --          --        --           --            --
BALANCE, December 31, 1995    11,072  $1,107     $14,911   $85,998    $    --       $    --        $102,016

  Net loss                       --     --          --      (5,804)        --            --          (5,804)
  Dividends paid ($0.36
    per share)                   --     --          --      (3,985)        --            --          (3,985)
  Minimum pension liability      --     --          --        --           --           (258)          (258)
BALANCE, December 31, 1996    11,072  $1,107     $14,911   $76,209         --       $   (258)      $ 91,969

  Issuance of common stock         4       1          47      --           --            --              48
  Net income                     --     --          --         266         --            --             266
  Translation adjustment         --     --          --        --         (1,089)         --          (1,089)
  Minimum pension liability
   adjustment                    --     --          --        --           --            201            201
BALANCE, December 31, 1997    11,076  $1,108     $14,958   $76,475   $   (1,089)    $    (57)      $ 91,395
============================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)

For the Years Ended December 31,                1997      1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)                               $   266  $(5,804) $(5,728)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Loss from discontinued
        operation                                   -      2,140      799
      (Gain) loss on disposal of
        discontinued operation                      (54)   2,856       -
      Depreciation & amortization                18,131   16,078   19,320
      Deferred income taxes                      (1,355)   1,270   (4,574)
      LIFO provision (benefit)                     (335)    (885)   1,111
      (Gain) loss from disposal of assets          (136)     (20)     183
      Restructuring expense (gain)               (2,041)   4,777   16,875
      Extraordinary loss                           -        -          94
    Changes in assets and liabilities:
      Accounts receivable, net                   (4,323)    (582)   2,690
      Inventories, net                           (3,684)   1,245    4,098
      Accounts payable                           (2,103)     (12)  (3,055)
      Restructuring liability                    (1,503)  (7,286)    (328)
      Other                                       2,954   (1,822)  (1,751)
      Total adjustments                           5,551   17,759   35,462
  Net cash provided by continuing operations      5,817   11,955   29,734
  Net cash provided by (used in)
   discontinued operation                        (1,358)   1,127   (1,347)

NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 4,459  $13,082  $28,387

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                         (18,258) (15,623) (15,937)
   Capital expenditures of
     discontinued operation                         -     (3,807)  (5,374)
   Proceeds from disposal of assets              16,494      180      158

NET CASH USED IN INVESTING ACTIVITIES           $(1,764)$(19,250)$(21,153)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)

For the Years Ended December 31,                1997      1996     1995

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing (repayment) under bank
      credit agreement                           (800)   10,000  (18,500)
    Long-term financing                           -         600   30,000
    Principal repayments                       (6,200)   (6,200)  (8,626)
    Dividends paid                                -      (3,985)  (5,313)
    Bank overdraft                              5,560       -        -
    Issuance of common stock                       48       -        165
                                               (1,392)      415   (2,274)
Effect of exchange rate changes on cash          (113)      -        -

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                 (1,505)      415   (2,274)
Net increase (decrease) in cash               $ 1,190   $(5,753)  $4,960

CASH, Beginning of Year                       $   264   $ 6,017  $ 1,057
CASH, End of Year                              $ 1,454  $   264  $ 6,017
=========================================================================

Supplemental cash flow information (in thousands):

Cash paid during the year for--             1997      1996     1995
Interest (net of amount capitalized)      $ 5,654   $ 5,456   $ 4,902
Income Taxes (net of refunds received)     (1,835)      720     1,806


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Description of Business -- Sealright Co., Inc. (the Company) serves the food industry by providing container components and production systems for packaging food, primarily in round paperboard containers. In addition to sales in the dairy industry, the Company manufactures packaging films, supplies flexible packaging, labeling and label-application equipment. The Company also operates a subsidiary in Australia which supplies packaging to the dairy and beverage industry in that country.

b. Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

c. Inventories -- Inventories are stated at the lower of cost or market. Finished products, work in process and raw material inventories are carried at last-in, first-out (LIFO) cost. Certain machine parts and supplies inventories are carried at average cost, while others are carried at first-in, first-out (FIFO) cost. Inventories include the cost of material, labor and factory overhead required in the production of the Company's products. Inventories at December 31 of each year were:

(In thousands)                               1997      1996
Inventories carried on LIFO basis
     Raw materials                         $14,780   $11,337
     Work in process                         4,044     4,719
     Finished goods                         17,207    15,005
        Total FIFO basis                   $36,031   $31,061
     FIFO basis in excess of LIFO basis       (246)     (581)
                  Total LIFO basis          35,785    30,480
Inventories carried on average cost
     or FIFO basis                           5,164     6,155
             Total                         $40,949   $36,635

d. Property, Plant and Equipment -- Property, plant and equipment has been recorded at cost and such assets are being depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

               Buildings and improvements      5 to 45 years
               Machinery and equipment         3 to 15 years
               Furniture and fixtures          3 to  8 years

     Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in current income.

     The Company manufactures and leases equipment to its customers under operating leases which may be canceled by either the Company or customer. This equipment has been recorded at cost, and classified as machinery and equipment.

     At December 31, 1997, the Company held its former Los Angeles, California, plastics facility for sale. The property was sold March 3, 1998. The carrying value of this facility at December 31, 1997 and 1996 was approximately $3,900,000.

e. Interest Capitalization -- Interest capitalized on construction of buildings, machinery and equipment was $370,000, $729,000 and $1,121,000 in 1997, 1996 and 1995, respectively. Building and equipment under construction at December 31, 1997, 1996 and 1995 was $9,186,000, $8,872,000
and $7,092,000, respectively.

f. Goodwill -- The excess of purchase price over fair value of net assets acquired was recorded in connection with the acquisition of Indopak in 1986, Jaite Packaging, Inc. in 1990, and Venture Packaging, Inc. in 1992, and is being amortized ratably over 20, 30 and 20 years, respectively. Accumulated amortization was $4,048,000 and $3,628,000, as of December 31, 1997 and 1996, respectively. The related amortization expense charged to operations during each of the years ended December 31, 1997, 1996 and 1995 was $420,000.

g. Other Intangible Assets -- At December 31, 1997, other intangible assets consisted primarily of customer lists and work forces associated with the Company's acquisitions. These assets are being amortized over the respective remaining lives of the assets, ranging from three to 20 years. Accumulated amortization on these assets totaled $6,652,000 and $6,071,000
at December 31, 1997 and 1996, respectively.   The related amortization
expense charged to operations during the years ended December 31, 1997, 1996 and 1995 was $581,000, $594,000 and $1,179,000, respectively.

     The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of borrowing. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

h. Research and Development -- Research and development costs are charged to expense as incurred and were $4,437,000, $5,735,000, and $6,032,000 in
1997, 1996, and 1995, respectively.

i. Earnings Per Share -- At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". The effect on prior years was not significant. Basic and diluted earnings per share have been calculated as follows:

                              (in thousands, except per share amounts)
                                    Year Ended December 31,

                                    1997      1996      1995

Net income(loss)                  $   266   $(5,804)  $(5,728)
Weighted average
 common shares outstanding         11,072    11,072    11,068
Basic earnings (loss)
 per share                         $ 0.02    $(0.52)   $(0.52)
Dilutive effect
 of vested, in-the-
 money options                          8       -          15
Weighted average diluted
 common shares outstanding         11,080    11,072    11,083
Diluted earnings (loss)
 per share                         $ 0.02    $(0.52)   $(0.52)

     Potentially dilutive securities consist of stock options granted to key officers and employees.

j. Revenue Recognition -- Revenue from the sale of packaging and packaging equipment is recognized at the time ownership of the product is transferred to the customer. Revenue from operating leases of packaging equipment is recognized monthly in accordance with the terms of the respective leases.

k. Foreign Operations -- Assets and liabilities related to foreign operations, principally manufacturing operations located in Brisbane, Queensland, Australia, are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the period. From December 31, 1996, to December 31, 1997, the Australian Dollar depreciated approximately 18% against the United States Dollar. The balance sheet impact of this loss is reflected as a separate component of stockholders' equity.

     Financial information about the Company's foreign and domestic operations is as follows:

                                      (in thousands of dollars)
                                   1997          1996       1995
Revenues
  Domestic                       $238,459       $237,433   $263,726
  Foreign                          16,739         19,803     16,941
  Total Revenues                 $255,198       $257,236   $280,667
Operating Income (Loss)
  from Continuing Operations
  Domestic                       $  4,260       $  3,203   $ (4,895)
  Foreign                           1,652            998      1,801
  Operating Income (Loss)        $  5,912       $  4,201   $ (3,094)

Identifiable Assets
  Domestic                       $207,671       $218,492   $224,977
  Foreign                           7,350          4,793      2,864
  Total Assets                   $215,021       $223,285   $227,841

     Export sales are made mainly to customers in Canada, South America, Western Europe, Japan and Australia. Identifiable assets consist primarily of assets employed by the Company's Australian subsidiary.

l.   New Accounting Pronouncements -- In June 1997, the Financial
Accounting Standards Board (FASB) issued SFAS No. 130, Reporting
Comprehensive Income. This statement establishes standards for reporting and display of items that may affect shareholder equity but are not components of reported net income. The Company is required to adopt SFAS No. 130 in the first quarter of 1998.

     In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes and expands on the segment disclosure requirements of SFAS No.
14. The statement requires certain financial disclosures about business segments. The definition of business segments has been changed from an industry definition to that of a management definition. The Company will adopt the provisions of SFAS No. 131 effective December 31, 1998. It is expected that the statement will require additional financial disclosure.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement amends SFAS Nos. 87, 88, and 106. The statement standardizes but expands the disclosure requirements of the prior pronouncements in order to facilitate enhanced financial analysis. The Company will adopt the provisions of SFAS No. 132 effective December 31, 1998.

m. The Company has various financial instruments comprised of cash, trade and notes receivable, trade and other payables, and floating and fixed-rate debt. The carrying amounts of short-term assets and liabilities, including the floating-rate debt obligation, approximate fair value due to the short duration of these instruments. The carrying value of the Company's fixed-rate debt portfolio approximates fair value based on the estimated borrowing costs available to the Company for debt with similar terms and remaining maturities.

n. Discontinued Operation -- During the fourth quarter of 1996, the Company decided to exit its plastics container business. The operations of the plastics container business have been presented as a discontinued operation and the historical financial statements have been restated to present the assets, liabilities and operations of the plastics container business as a discontinued operation. The sale of this business was consummated on March 3, 1997. The Company subsequently sold the facility that formerly housed the manufacturing operation to its lessee on March 3, 1998. See note 10.

o. Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2  INCOME TAXES


Total income taxes are allocated as follows (Dollar amounts in thousands):

For the years ended December 31,    1997     1996      1995
 Continuing operations            $   126  $  (457)  $(3,276)
 Discontinued operation                39   (3,062)     (490)
 Extraordinary loss                   -        -         (63)
Total tax provision (benefit)     $   165  $(3,519)  $(3,829)

Taxes from continuing operations were as follows:
Current
    Federal                       $ 1,159  $(1,971)  $ 1,021
    State and local                   322      244       277
     Total current tax
       provision (benefit)          1,481   (1,727)    1,298

Deferred
    Federal                        (1,315)   1,084    (4,142)
    State and local                   (40)     186      (432)
     Total deferred tax
       provision (benefit)         (1,355)   1,270    (4,574)

Total tax provision (benefit)     $   126  $  (457)  $(3,276)


A reconciliation of the income tax provision (benefit) from continuing operations to the statutory federal rate is as follows:


For the years ended December 31,
                                           1997       1996       1995
Statutory federal tax rate                 $ 118     $ (442)   $ (2,839)
Non-deductible expenses                      267        200         130
State income and franchise taxes             183        279        (100)
Credits and FSC benefit                     (893)      (209)       (251)
Valuation allowance                          -          250        -
Taxes over accrued in prior years   -        (410)       -
Foreign operations                           354        185          76
Other                                         97       (310)       (292)
     Total                                 $ 126     $ (457)   $ (3,276)
=========================================================================

     During 1997 the Company recognized a research and development credit of $225,000 as well as a portion of the prior year's alternative minimum tax credit carryforward of $700,000. Accordingly, the Company reduced its tax liability and reduced income tax expense by $925,000 in 1997.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows:


As of December 31,                            1997           1996

Deferred tax assets:
   Net operating loss and credit
    carryforwards                          $  3,582       $   1,309
   Accrued postretirement cost                  928             896
   Accrued vacation                             571             473
   Accrued workers' compensation reserve      1,221           1,040
   Other                                        134             706
   Total gross deferred tax assets            6,436           4,424
   Less valuation allowance                    (250)           (250)
      Net deferred tax assets                 6,186           4,174

Deferred tax liabilities:
   Property, plant and equipment            (15,974)       (13,861)
   Inventories                               (2,425)        (4,006)
   Prepaid pension, net                        (707)          (582)
      Total gross deferred tax liabilities $(19,106)      $(18,449)
      Net deferred tax liability           $(12,920)      $(14,275)

=========================================================================
     The Company recorded a valuation allowance for deferred tax assets as of December 31, 1996 of $250,000. No additional valuation allowance was required in 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of existing valuation allowances.

     At December 31, 1997, the Company had net operating loss carryforwards for state income tax purposes of approximately $15,300,000 which were available to offset future state taxable income, if any, through 2008. The Company also had alternative minimum tax credit carryforwards of approximately $1,500,000 which were available to reduce federal regular income taxes, if any, over an indefinite period.

3 LONG-TERM DEBT

Total long-term debt consists of (Dollar amounts in thousands):

As of December 31,                                1997           1996
8.30% Senior notes due 1998                     $  6,200        $12,400
6.90% Senior notes due 2008                       35,000         35,000
7.24% Senior notes due 2010                       30,000         30,000
Bank Credit Agreement                              9,200         10,000
Other                                                600            600
    Total debt                                    81,000        $88,000

Less current portion                              (7,075)        (6,200)
    Total long-term debt                        $ 73,925       $ 81,800
=========================================================================

     Pursuant to its debt agreements, the Company must comply with various financial covenants. During the first quarter of 1997, the Company obtained a temporary modification of its credit agreements providing greater financial flexibility for 1997 by changing the fixed charge coverage covenant. The Company did not meet the fixed charge coverage requirements of the temporary modification as of September 30, 1997 and December 31, 1997. The Company was granted a waiver of its fixed charge coverage covenant for the third and fourth quarter noncompliance and paid a fee of approximately $120,000. The fee is reflected as interest expense. In addition, the coupon rate was increased by 15 basis points for all interest bearing obligations during the third quarter of 1997. The Company subsequently obtained a modification of its credit agreements for 1998, amending the fixed charge coverage covenant. The Company believes it will maintain compliance with these covenants throughout 1998.

     Required principal repayments for the next five years are $7,075,000 in 1998 and $3,500,000 in 1999, 2000, 2001, and 2002.

     The Company may borrow up to $25,000,000 under the terms of a committed bank credit agreement which expires October 31, 1999. At December 31, 1997, approximately $12,000,000 was available under this agreement. The Company has an additional $5,000,000 uncommitted bank borrowing facility. The unused portion of these agreements may be used by the Company at any time. Borrowings under these agreements bear interest at either the London Interbank Offered Rate plus .65% or prime less .35%, at the option of the Company. The Company must pay a facility fee of .125% on the unused portion of the committed facility.

4  COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments required under the terms of operating leases that have initial or remaining noncancelable lease terms in excess of one year from December 31, 1997, are as follows (in thousands):

            December 31,                        Amount
            1998                               $ 2,370
            1999                                 1,979
            2000                                 1,069
            2001                                   315
            2002                                    54

     Principal operating leases are for equipment, warehouse facilities and office space. Rent expense related to operations for all operating leases was $2,924,000, $2,628,000 and $2,084,000 in 1997, 1996 and 1995,
respectively. Rent is expensed ratably over the life of each lease, although the timing of rental payments may be scheduled differently. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire.

     At December 31, 1997, the Company had stand-by letters of credit outstanding totaling USD$3,802,000 and AUD$150,000 securing a workers' compensation policy, a municipal obligation, and performance obligations associated with a grant from the State of Queensland, Australia.

     In conjunction with the sale of the Kansas City, Kansas, facility in June, 1997, the Company performed an environmental study. The site was found to require approximately $200,000 of remediation which the Company is required to perform. The Company deposited $200,000 in escrow, pursuant to the terms of the contract, to be used to pay for the necessary remediation at the site. This expense reduced the Company's gain on the sale of the facility (see note 8). At December 31, 1997, the escrow balance was approximately $175,000 which is expected to be sufficient to cover remaining remediation.

     The Company is a party to various legal and environmental matters incidental to its business. In the opinion of management, these matters will not have a material impact on the Company's consolidated financial statements. Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

5  EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have five defined benefit pension plans covering substantially all employees. Benefits for the salaried retirement income plans are based on employee compensation during the five highest consecutive years in the final 10 years prior to retirement. All hourly and union employee benefits are based on a flat rate per year of service.

     Total pension expense was $420,000, $774,000 and $794,000 in 1997,
1996 and 1995, respectively. In 1996 and 1995, the Company recognized a curtailment in three pension plans in conjunction with the Company-wide restructuring. A curtailment expense of $6,000 and $374,000 was recorded as part of restructuring expense in 1996 and 1995, respectively.

The funded status of the plans was as follows (Dollar amounts in thousands):

As of December 31,                             1997                 1996
                                      Plan Assets    Accumulated   Plan Assets    Accumulated
                                      In Excess Of   Benefits in   In Excess Of   Benefits in
                                      Accumulated    Excess of     Accumulated    Excess of
                                      Benefits       Plan Assets   Benefits       Plan Assets
Actuarial present value of
 benefit obligations:
Vested benefits                         $ 32,187      $ 20,643      $ 29,702        $ 20,963
Non-vested benefits                          427           207           347             158
Accumulated benefit obligation            32,614        20,850        30,049          21,121
Projected compensation increases           1,965          -            3,020            -
Projected benefit obligation              34,579        20,850        33,069          21,121
Estimated fair value of plan assets       45,904        22,457        40,713          19,411
Plan assets in excess (less than)
  the projected benefit obligation        11,325         1,607         7,644          (1,710)

Unrecognized transition asset               -             (318)         (344)           (515)
Unrecognized prior service cost              215           984           288           1,078
Unrecognized gain (loss)                  (8,866)       (2,876)       (4,906)           (323)
Adjustment for minimum liability            -             -             -               (503)
Net pension asset (liability)           $  2,674      $   (603)     $  2,682        $ (1,973)


==============================================================================

Pension expense consisted of the following (in thousands):


For the Years Ended December 31,           1997      1996    1995

Benefits earned during the year          $ 1,353   $ 1,745 $ 1,572
Interest cost on projected
  benefit obligation                       4,133     4,104   4,109
Actual return on assets                  (12,171)   (5,336)  (8,039)
Net amortization                           7,105       261   3,152
Net pension expense                      $   420   $   774 $   794

     Plan assets are invested in interest-bearing securities (bonds, fixed income and money market funds), and domestic and international equity securities.

     In determining the actuarial present value of the projected benefit obligation, the assumed discount rate was 7.25% in 1997 and 7.75% in 1996, respectively. The assumed rate of increase in future compensation levels was 5.0%, and the expected long-term rate of return on assets was 9.25% in 1997 and 1996.

     The Company makes contributions to a defined benefit multi-employer pension plan for certain union employees at its San Leandro, California, manufacturing facility. Amounts contributed to the plan totaled
$239,000, $350,000 and $239,000 in 1997, 1996 and 1995, respectively.

     The Company has a long-term savings plan available to substantially all non-union employees. The total expense to the Company for the plan was $448,000, $697,000 and $686,000 in 1997, 1996 and 1995,
respectively. Effective March 1, 1996, the Company's contribution was changed from a cash match to a match in the form of Sealright Co., Inc. common stock.

     The Company provides an unfunded supplemental executive retirement plan (SERP) for certain officers and key employees whose benefits are reduced because of compensation deferral elections or limitations under federal tax laws. The Company's plan expense was $127,000, $84,000 and $136,000 in 1997, 1996 and 1995, respectively.

The status of the plan was as follows (Dollar amounts in thousands):

As of December 31,                            1997             1996

Accumulated benefit obligation              $   (540)        $   (256)
Projected compensation increases                 (23)            (221)
Projected benefit obligation                    (563)            (477)
Estimated fair value of plan assets              -               -
Plan assets less than the
  projected benefit obligation                  (563)            (477)

Unrecognized transition                          -               -
Unrecognized prior service cost asset            381              437
Unrecognized gain                               (301)            (319)
Adjustment for minimum liability                 (57)            -
Net SERP liability                          $   (540)        $   (359)

6  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Employees hired prior to January 1, 1992 who retire from the Company on or after attaining age 55 and have rendered service to the Company ranging from 10 to 15 years are entitled to postretirement life insurance and health care coverage. These benefits are subject to retirees' contributions, deductibles, copayment provisions and other limitations. The Company may amend, change or terminate the plan. The Company has recorded a post-retirement benefit liability relating to life insurance coverages provided. No liability has been recorded for the healthcare coverage, as retirees pay substantially all of the health care costs through premiums. Any shortfall of premiums in relationship to actual costs are charged to expense with the intent of recovering these costs in future periods.

     The following table reconciles the plan's funded status to the accrued postretirement life insurance cost liability as reflected on the consolidated balance sheets as of December 31, 1997 and 1996 (in thousands):
                                                    1997             1996
Accumulated postretirement benefit obligation:
   Retirees                                      $(1,874)         $(1,555)
   Other fully eligible participants                (354)            (286)
   Other active participants                        (247)            (247)
   Unrecognized net (gain) loss                      191             (152)
Accrued postretirement liability                 $(2,284)         $(2,240)

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% in 1997 and 1996, respectively.

Postretirement expense consisted of the following (in thousands):

                                    1997         1996        1995

Service cost                       $  20        $  25        $ 23

Interest cost                        156          162         167
Total postretirement expense       $ 176        $ 187        $190

7 STOCK OPTION PLANS

     The Company has two stock option plans with 850,000 shares of the Company's common stock reserved for these plans. The first plan was adopted in 1987 and has 150,000 shares of common stock reserved. Options issued under the 1987 plan are non-qualified. The second plan was adopted in 1995 and has 700,000 shares of common stock reserved. Both incentive and non-qualified options may be issued under the 1995 plan. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. The maximum term of each option is ten years. Options vest at varying rates depending on the circumstances under which the grants are made. From time to time, the Company issues options outside of either plan.

Information regarding the Company's stock options is summarized below:

                                        Weighted               Weighted             Weighted
                                        Average                Average              Average
                                        Exercise               Exercise             Exercise
                                 1997   Price           1996   Price         1995   Price
Options outstanding at
 beginning of year            293,000   $14.69       249,500   $14.56     146,500   $13.50

Granted                        47,508   $10.87        57,000   $11.78     105,000   $15.77
Exercised                           -        -             -        -      (2,000)  $12.75
Forfeited                     (52,906)  $15.82       (13,500)  $16.00           -        -
Expired                       (47,000)  $14.50             -   $    -           -        -

Options outstanding at
 end of year                  240,602   $13.77       293,000   $14.69     249,500   $14.56

Options exercisable at
 end of year                   95,702                130,000               96,500

Weighted average fair value
 of options granted during
 the year                    $248,500               $156,750             $213,150

December 31, 1997                         Options Outstanding      Options Exercisable
                                        Weighted      Weighted                Weighted
                                        Average       Average                 Average
                                        Remaining     Exercise                Exercise
Range of Exercise Prices     Number     Life (years)  Price      Number       Price
$10.38-$15.00                132,602       7.65        $11.84    47,702       $11.90
$15.25-$20.75                108,000       7.30        $16.14    48,000       $16.31
Total                        240,602       7.49        $13.77    95,702       $14.11

     The Company applied APB Opinion No. 25 in accounting for stock option grants and, accordingly, no compensation cost has been recognized. Had the Company recognized a compensation expense in accordance with SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:
                                              1997      1996        1995
Net Income(Loss)          As Reported       $   266   $(5,804)    $(5,728)
                          Pro Forma             161    (5,843)     (5,861)
Basic and Diluted Earnings
 (Loss) Per Share         As Reported       $  0.02   $ (0.52)    $ (0.52)
                          Pro Forma            0.01     (0.52)      (0.53)



     In accordance with SFAS No. 123, the compensation cost of options granted during the year is reflected over the vesting period of the options, generally five years. The Company did not apply the provisions of SFAS No. 123 prior to 1995. As such, the pro forma net income and loss reflects only the cost of options granted in 1997, 1996, and 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used.

Year of Grant               1997              1996              1995
Expected Dividend Yield    1.0%              1.0%                2.9%
Expected Volatility       27.4%             27.6%               28.3%
Risk Free Interest Rate    5.5%              6.4%                5.4%
Expected Remaining Life    7.2 years         6.6 years           5.6 years
Option Value              $5.23             $2.75               $2.03

8 RESTRUCTURING EXPENSE

     In the fourth quarter of 1995, the Company announced a functional reorganization and facilities consolidation plan to significantly reduce the Company's cost structure and improve productivity. The consolidated statement of operations for 1995 includes $16,875,000 of pretax charges ($10,125,000 after tax or $0.91 per basic and diluted share) relating to this plan. As of December 31, 1995, $328,000 had been paid, $9,670,000 was reflected on the 1995 consolidated balance sheet as a write down of long-term assets, $2,140,000 was reflected as a write down of current assets and $4,364,000 of this amount remained in accrued liabilities representing approximately $3,905,000 related to severance, $225,000 related to outplacement, and $234,000 related to exiting the corporate office lease and legal expenses.

     During 1996, the Company consolidated the paperboard manufacturing operations conducted at its DeSoto, Kansas, facility, and moved the corporate office, machine manufacturing operations, and research and development to the DeSoto facility. The costs associated with moving manufacturing equipment and personnel were $4,092,000 during 1996. In the fourth quarter of 1996, the Company reflected an additional restructuring charge of $685,000 relating to severance expense associated with consolidating the Company's Charlotte, North Carolina, flexible packaging facility and curtailing operations at the Raleigh, North Carolina, machine manufacturing facility. At December 31, 1996, $1,855,000 remained on the consolidated balance sheet as accrued restructuring liability. Of this amount, $1,737,000 is related to severance, $86,000 is related to outplacement, and $32,000 is related to legal expenses.

     The net number of employees affected as a result of the restructuring during 1996 was 180, or a reduction of 10 percent. Approximately 100 employees were affected as a result of the Charlotte and Raleigh consolidations. Affected employees are from the salaried, hourly and union groups of the Company and included senior management, middle management, clerical and production employees.

     During 1997, the Company sold four facilities that were idled as a result of the restructuring program. In the first quarter, the Company sold two facilities in Kansas City, Missouri, recording a restructuring gain of approximately $700,000. These facilities formerly housed the research and development and machine manufacturing operations. These operations were transferred to the Company's DeSoto, Kansas, facility during 1996. This gain was partially offset by restructuring expenses related to the Charlotte-to-Akron consolidation. These expenses, which were related to moving production equipment, were less than $100,000 during the first quarter. In the second quarter, the Company sold the former manufacturing facility in Kansas City, Kansas, for a gain of approximately $200,000 and the Charlotte, North Carolina, facility for a gain of approximately $1.2 million. The Company expects no further restructuring-related gains or expenses. The remaining current restructuring liability at December 31, 1997 consists primarily of unpaid severance benefits.

9  EXTRAORDINARY LOSS

     During the fourth quarter of 1995, the Company retired, at a premium, $1,850,000 of industrial revenue bonds issued in 1989 in conjunction with the construction of the Company's Engineering Services facility. The redemption resulted in an extraordinary charge of $94,000, comprised of the call premium and unamortized issuance costs totaling $157,000, net of an income tax benefit of $63,000.

10  DISCONTINUED OPERATION

     During the fourth quarter of 1996, the Company decided to exit its plastics container business which manufactured rigid plastic thermoformed and injection molded containers for the cultured dairy industry. The operations of the plastics container business were accounted for as a discontinued operation. The 1996 consolidated statement of operations reflected an estimated loss on disposal of $2,856,000 which included income taxes of $1,750,000 as well as $1,000,000 for operating losses during the phase-out period.

     The sale of this business was consummated on March 3, 1997 for cash of $8,960,000. During the first quarter of 1997, the Company recognized a pre-tax gain on the sale of this business of $93,000, or $54,000 after tax.

The operating results of the discontinued operation are summarized below:

                                           1996      1995

Revenues                                 $11,007    $13,656
Loss from operations                      (3,452)    (1,289)
Income taxes                               1,312        490
Net loss                                 $(2,140)   $  (799)

Net assets of the discontinued operation are summarized below:

                                          1996

Inventories                              $2,705
Machinery and molds, net                  6,005
Deferred income tax liability            (1,497)
Estimated loss on disposal               (1,200)
Net assets                               $6,013

     On March 3, 1998, the Company sold the building that formerly housed the Company's plastic manufacturing operation to the company that had been leasing the facility for $4.9 million. The Company expects to record a gain on the sale. The gain will be shown, net of tax, as a discontinued operation in the first quarter of 1998.

11  SUBSEQUENT EVENT

     On March 2, 1998, the Company entered into a definitive agreement for a cash merger with Huhtamaki, Oy, a worldwide food and packaging company based in Finland. Simultaneous with the merger, the Company will distribute, as a partial redemption of outstanding Company stock, its flexible-packaging business to existing stockholders, forming a new public company. Shareholders will receive $11.00 per share in cash and one-half share of stock in the new corporation in exchange for each share of the Company. Both the merger and the partial redemption will be a taxable transaction. Subject to certain regulatory and shareholder approvals, these transactions are expected to close in the third quarter.

12  QUARTERLY INFORMATION (Unaudited)

     The following presents selected quarterly data for the three most recent fiscal years (in thousands, except per share data). Sales and gross profit have been restated to reflect the discontinued operation.

                                                  Basic       Diluted
                                           Net     Net Income  Net Income
                                Gross     Income     (Loss)      (Loss)
                   Net Sales    Profit     (Loss)  Per Share   Per Share
1997
First quarter       $ 62,200   $ 8,302   $   (443)    $(0.04)   $(0.04)
Second quarter        70,821    12,675      2,915       0.26      0.26
Third quarter         66,353    10,417      1,284       0.12      0.12
Fourth quarter        55,824     4,964     (3,490)     (0.32)    (0.32)

1996
First quarter      $  63,553  $  9,716   $ (1,891)   $ (0.17)   $(0.17)
Second quarter        71,471    14,347      1,625       0.15      0.15
Third quarter         65,564    13,693      1,724       0.15      0.15
Fourth quarter        56,648     5,978     (7,262)     (0.65)    (0.65)

1995
First quarter        $67,109   $13,291   $  2,087     $ 0.19    $ 0.19
Second quarter        80,524    18,004      3,952       0.36      0.36
Third quarter         72,949    13,524      1,047       0.09      0.09
Fourth quarter        60,085     8,449    (12,814)     (1.16)    (1.16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Pursuant to recommendation made to it by the Audit Committee, on March 12, 1996 the Board of Directors dismissed Arthur Andersen LLP ("Arthur Andersen") and engaged Peat Marwick to serve as the independent public accountants of the Company's books and records with such replacement and engagement to be effective beginning April 1, 1996. The Audit Committee's recommendation to change independent public accountants was made on the basis of written presentations made by several independent public accounting firms (including Arthur Andersen and Peat Marwick) to the Audit Committee.

    The certifying accountant's report of Arthur Andersen for the fiscal year ended December 31, 1995 contains no adverse opinion, disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure for the fiscal year ended December 31, 1995.

     The Company provided notice to Arthur Andersen on March 12, 1996 and filed Form 8-K on April 1, 1996 in accordance with Item 304 of Regulation S-K.

     There were no disagreements with KPMG Peat Marwick regarding the audits of the 1997 and 1996 consolidated financial statements.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.


Name of              Director        Principal Occupation for Last
Director              Since   Age    Five Years and Directorships

G. Kenneth Baum(1)      1983  67  Chairman of the Board of George K. Baum
                                  Group, Inc., an investment company in
                                  Kansas City, Missouri, since May 1994.
                                  Chairman of the Board of George K. Baum &
                                  Company, an investment banking firm, from April 1982 until May 1994. Mr. Baum is also a director of H & R Block, Inc.,
                                  Unitog Company, and Interstate Bakeries
                                  Corporation.

D. Patrick
    Curran(2)           1992  53  Chairman of the Board and  President of
                                  Curran Companies, a  manufacturer and
                                  supplier of  specialty chemicals, since
                                  August 1979. Mr. Curran is also a director of Unitog Company, Applebee's
                                  International, Inc. and American Safety
                                  Razor Co.

Frederick O.
    DeSieghardt         1983  73  Retired Vice Chairman of the Board of the
                                  Company from February 1988 until his
                                  retirement in 1990. Mr. DeSieghardt has been associated with the Company since
                                  September 1964.

Robert F.
     Hagans(1)(2)       1983  71  Retired Chairman of the Board of  Unitog
                                  Company.   Mr. Hagans is also a director of
                                  Unitog.

Charles F. Marcy        1995  47  President and CEO of the Company since
                                  August 1995.  President of the Golden Grain
                                  Company, a subsidiary of Quaker Oats, Inc.
                                  from April 1993 to August 1995. President of National Dairy Products Corp., a division of Kraft General Foods, Inc. from
                                  January 1991 to April 1993

Marvin W. Ozley         1986  64  Retired Chairman of the Board, President
                                  and CEO of the Company from April 1989 to August 1995.

Arthur R. Schulze       1993  67  Retired Vice Chairman of the Board of
                                  General Mills, Inc. from  October 1989
                                  until his retirement  in April 1993.  Mr.
                                  Schulze is also a director of Dain
                                  Rauscher, Inc.

Charles A.
    Sullivan            1992  62  Chairman of the Board of Interstate
                                  Bakeries Corporation since May 1991.
                                  President and CEO of Interstate since March
                                  1989. Mr. Sullivan is  a director of UMB
                                  Bank, n.a. and The Andersons, Inc.

William D.
     Thomas(1)(2)       1983  54  President of George K. Baum Group, Inc.
                                  since May 1994.  Senior Managing Director
                                  of George K. Baum Merchant Banc LLC since
                                  May 1995.  Vice Chairman of George K. Baum
                                  & Company from June 1991 until May 1994.
                                  Mr. Thomas is also a director of Unitog
                                  Company.
_________________________
The Company's directors serve a one-year term which expires in 1998.
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

                            Executive Officers


Name of Non-Director                Principal Occupation for
Executive Officers      Age             Last Five Years


John T. Carper          46     Senior Vice President of Finance and CFO of
                               the Company since May 1994.  From July 1989 to
                               May 1994, he was a partner with KPMG Peat
                               Marwick LLP, independent public accountants.

Mark E. Dowey           46     Vice President of Dairy Sales since March
                               1997.  From 1988 to 1997 he was Director of
                               Sales of Sweetheart Packaging, a strategic business unit of Sweetheart Cup Co. Inc. From
                               1986 to 1988 he was Director of Marketing of Fort Howard Corporation.

Michael L. Lappa        48     Vice President of International Operations
                               since August 1997.  From 1994 to 1997 he was
                               Vice President, Latin America for Mead
                               Corporation.  From 1989 to 1994 he was Vice
                               President & General Manager, Canada for Mead.

J. Patrick Muldoon      38     Vice President of Marketing and Strategy of
                               the Company since January 1996.  Since August
                               1996, he has also overseen the Research and Development function. From July 1995 to
                               January 1996, he was Director of Customer
                               Marketing for the Golden Grain Company.  From
                               July 1989 to July 1995, he held various
                               marketing positions with Quaker Oats, Inc.

Steven D. Saucier       44     Senior Vice President of Supply Chain since
                               April 1996. From January 1992 to April 1996, he was the Manufacturing Manager for the flexible films division of Mobil Corporation.

John T. Slattery        50     Vice President of Information Systems and
                               Chief Information Officer of the Company since
                               December 1995.  From March 1993 to December
                               1995, he was Vice President and Chief
                               Information Officer of James River
                               Corporation. From January 1990 to March 1993, he was Vice President/General Manager of James
                               River.

T. Carl Walker, II      44     Vice President of Human Resources of the
                               Company since July 1996.  From January 1995 to
                               July 1996, he was Director of Human Resources for Quaker Oats, Inc. From November 1978 to
                               January 1995, he held various managerial positions with Hewlett-Packard.

A. Lawrence Walton      53     Vice President of Food and Beverage Sales of
                               the Company since August 1996.  From February
                               1996 to August 1996, he was Vice President of
                               Research and Development.  Mr. Walton was Vice
                               President, Marketing and Technical Services of
                               Packaging Industries, Inc., a wholly owned subsidiary of the Company, from June 1994 to February 1996. From July 1991 to June 1994, he was Vice President of Marketing & Sales with Glenroy, Inc., a flexible packaging company.

Item 11.  Executive Compensation.

      Executive Compensation And Other Information Summary

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of December 31, 1997) for the years ended December 31, 1997, 1996 and 1995:

                          Summary Compensation Table

                                                 Long-Term
                                                 Compensation
                                   Annual           Awards
                                 Compensation     Securities
Name and                                          Underlying      All Other
Principal                       Salary   Bonus     Options       Compensation
Position                 Year     ($)     ($)        (#)             ($)

Charles F. Marcy,        1997   300,000    -0-       3,000          13,958(1)
 President and           1996   300,000  150,000     -0-             9,824(2)
 CEO                     1995   114,808  107,535   100,000         194,556(3)

John T. Carper,          1997   168,000    -0-       1,500           6,800(4)
 Senior Vice             1996   168,000    -0-       -0-             4,406(5)
 President, Finance      1995   164,670   12,000     -0-             2,450(6)
 and CFO

J. Patrick Muldoon       1997   155,000    -0-       1,250           4,327(6)
 Vice President of       1996   155,000   31,000    15,000          43,070(7)
 Marketing and           1995    N/A        N/A        N/A             N/A
 Strategy, Research
 and Development

John T. Slattery         1997   150,000    -0-       1,200           4,471(8)
 Vice President of       1996   150,000   17,500     -0-             -0-
 Information Systems     1995    12,500    -0-       5,000          12,500(9)
 and CIO

Steven D. Saucier      1997    150,000    -0-         900           1,875(6)
 Senior Vice            1996     87,500    -0-      15,000          20,000(9)
 President, Supply      1995       N/A      N/A       N/A             N/A
 Chain


(1) Company's payments for Long-Term and Savings Plan ($3,958) and deferred compensation plan ($10,000).
(2) Company's payments for reimbursement of moving expenses ($7,387) and Long-Term Savings Plan ($2,437).
(3) Company's payments for reimbursement of moving expenses ($51,699) and tax protected home equity loss ($142,857).
(4) Company's payments for Long-Term Savings Plan ($4,200) and deferred compensation ($2,600).
(5) Company's payments for Long-Term Savings Plan ($3,971) and deferred compensation ($435).
(6)   Company's payments for Long-Term Savings Plan.
(7) Company's payments for signing bonus ($26,000) and reimbursement of moving expenses ($17,070).
(8) Company's payments for Long-Term Savings Plan ($3,821) and deferred compensation ($650).
(9)   Company's payment of a signing bonus.





         Option Grants, Exercises and Holdings

     The following table provides further information concerning grants of stock options pursuant to the 1995 Stock Option Plan:

                 Option Grants In Last Fiscal Year
                                                                                  Potential Realizable Value
                                                                                  at Assumed Annual Rates of
                                                                                  Stock Price Appreciation
                             Individual Grants (1)                                for Option Term

                         Number of
                         Securities  Percent of Total
                         Underlying  Options Granted   Exercise
                         Options     to Employees        or        Expiration
  Name                   Granted     in Fiscal Year   Base Price     Date                5%         10%
Charles F. Marcy           3,000         6.3%           $10.88      02/14/02         $  9,030   $ 19,920
John T. Carper             1,500         3.1%            10.88      02/14/02            4,515      9,960
J. Patrick Muldoon         1,250         2.6%            10.88      02/14/02            3,762      8,300
Steven D. Saucier            900         1.9%            10.88      02/14/02            2,709      5,976
John T. Slattery           1,200         2.5%            10.88      02/14/02            3,612      7,968
<F1>
(1)      All options were granted with an exercise price equal to the closing sale price for the
         Company's common stock on the date of grant, as reported on the NASDAQ National Market
         System.  Except in the event of death, disability or retirement, if any of the named executive officers ceases to be employed by the Company, his options shall terminate immediately. prior to such merger or consolidation.  Upon a merger or consolidation in which the Company is not the surviving corporation, all options outstanding shall become vested and exercisable immediately prior to such merger or consolidation.

     The following table provides information with respect to the named executive officers concerning exercised and unexercised options as of the end of 1997:

            Option Exercises and Year End Option Values

                                          Number of      Value of
                                          Securities     Unexercised
                                          Underlying     In-the-Money
                                          Unexercised    Options at
                                          Options at       Fiscal
                     Shares               Fiscal          Year-End
                    Acquired              Year-End
                      on        Value
                    Exercise   Realized   Exercisable/   Exercisable/
Name                                      Unexercisable  Unexercisable

Charles F.           -0-          -0-        43,000/        4,500/
  Marcy                                       60,000          -0-

John T.
  Carper             -0-         -0-          13,500/       2,250/
                                               8,000          -0-
J. Patrick
  Muldoon            -0-         -0-           7,250/      10,155/
                                               9,000       12,420
John T.
  Slattery           -0-         -0-           4,200/       5,190/
                                               2,000        2,260
Steven D.
  Saucier            -0-         -0-           3,900/       1,350/
                                              12,000          -0-

                      Retirement Income Plan

     The retirement benefits pursuant to the Company's pension plan are generally based on the average annual compensation of the highest five consecutive years of annual compensation (salary and bonus, as identified in the Summary Compensation Table, above) during the previous ten years of credited service. The following table sets forth the estimated annual retirement benefits payable (on a straight-life annuity basis) upon normal retirement to participating employees in the specified remuneration and years-of-service classifications. Such retirement benefits are not subject to reduction for Social Security benefits. The estimated credited years of service for the named executive officers based on continued service to normal retirement age would be: Mr. Marcy, 19 years; Mr. Carper, 20 years; Mr. Muldoon, 27 years; Mr. Saucier, 21 years; and Mr. Slattery, 15 years.


                            Pension Plan Table

Remuneration                           Years of Service

                15         20        25          30         35

$125,000      $17,250    $23,000   $28,750     $34,500    $40,250
$150,000      $20,700    $27,600   $34,500     $41,400    $48,300
$175,000      $24,150    $32,200   $40,250     $48,300    $56,350
$200,000      $27,600    $36,800   $46,000     $55,200    $64,400
$225,000      $31,050    $41,400   $51,750     $62,100    $72,450
$250,000      $34,500    $46,000   $57,500     $69,000    $80,500
$300,000      $41,400    $55,200   $69,000     $82,800    $96,600
$400,000      $55,200    $73,600   $92,000    $110,400   $128,800
$450,000      $62,100    $82,800  $103,500    $124,200   $144,900
$500,000      $69,000    $92,000  $115,000    $138,000   $161,000

     Payment of the specified retirement benefits is contingent upon continuation of the plans in their present form until the employee retires and, in the case of those subject to reduction of benefits under the Internal Revenue Code, selection by the administrative committee of the Deferred Compensation Plan to participate in the Company's supplemental executive retirement provisions under such Deferred Compensation Plan.

Compensation of Directors

     In order to more closely align director interests with those of the Company's shareholders, the Board of Directors adopted a compensation plan whereby at least 50% of the Board's annual compensation will be paid in the form of Sealright common stock with the remaining compensation in the form of cash. The compensation plan became effective January 1, 1997. Under the plan, each non-officer director receives an annual retainer of $12,000 and $500 for each board or committee attended. At least 50% of the directors' compensation is paid in the form of restricted stock. The stock received by the directors is restricted from resale for three years following issuance. The directors are entitled to any dividends declared on such shares. For 1997, the directors received 53% of their aggregate compensation in the form of stock with the remainder in cash.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of G. Kenneth Baum,
Robert F. Hagans and William D. Thomas. There are no Compensation Committee interlocks with other companies.

Agreements

     In September, 1997, the Board of Directors adopted a retention plan for executive officers of the Company. The Company will pay each executive, with the exception of Mr. Marcy, a retention payment of $60,000 on May 29, 1998, if the executive remains in continuous employment through this date, unless asked to leave prior to this date without cause. In addition, if the executive is terminated by the Company or any successor company without cause, the executive is entitled to receive a severance benefit, outplacement services, and insurance and other benefits, for an additional 12 months. Mr. Marcy is entitled to a retention payment of $120,000. Additionally, pursuant to his existing employment agreement, Mr. Marcy is entitled to severance and outplacement benefits for 24 months, and insurance benefits for 18 months.

Compensation Committee Report on Executive Compensation

  On an annual basis, the Compensation Committee reviews the salaries and bonuses of the executive officers and other employees, administers the 1987 Stock Option Plan (the "1987 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and oversees the administration of the Company's compensation program. From time to time, the Committee engages the use of independent compensation consultants to aid in focusing and implementing the Company's compensation policies and objectives.

  In accordance with the Securities and Exchange Commission's rules designed to enhance disclosure of companies' policies toward executive compensation, the following report is submitted by the committee members in their capacity as the Board's Compensation Committee. The report addresses the Company's compensation policy as it related to the executive officers for the 1997 fiscal year.

General Compensation Policy

  The Compensation Committee has been, and continues to be, guided by a belief that executive compensation should reflect the Company's ability to create shareholder value. To this end, the Company recently adopted a uniform performance measurement system that aligns the goals, objectives, and ultimately compensation, of each executive officer and senior manager with the strategic goals of the Company. In 1995, the Board of Directors, along with senior management, re-defined the Company's strategic goals. Base compensation, merit and bonus awards are based primarily on the individual's attainment of predetermined goals and objectives as well as the Company's ability to increase shareholder value. The Company measures shareholder value using the concepts of "economic profit" and "Sealright Value Added", or SVA. The Compensation Committee also relies on underlying earnings performance in determining performance-based compensation. The Compensation Committee has not yet adopted a policy with respect to the $1,000,000 limitation on deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, since current compensation levels fall significantly below that amount.

Fiscal 1997 Compensation

  The Company's executive compensation plan integrates annual base salary and bonuses. Executive bonuses are determined as part of the Leadership Incentive Plan (LIP). The LIP's goal attainment is based on the Company achieving its SVA target as well as attaining other strategic goals. The compensation policies, as implemented, endeavor to enhance the profitability of the Company, and thus shareholder value, by tying the financial interests of the management with those of the Company.

Base Salary

  As a general matter, an executive officer's base salary is subjectively positioned so as to reflect the experience and performance of such executive officer and the performance of the Company. The Compensation Committee initially determines the amount of base salary based on factors such as prior level of pay, quality of resume, responsibilities of the position and salary levels of similarly positioned executives in other companies of comparable size within the Company's industry. Since many of the companies in the Company's peer group (for purposes of the performance graph, below) are much larger than the Company, the Compensation Committee does not directly compare the salaries of the Company's executives exclusively with those of its peer group. The Committee believes that such a comparison would result in overstating the appropriate level of executive compensation. However, the Company does benchmark executive compensation against similar size non-durable manufacturing companies to ensure that the level of remuneration is appropriate.

Leadership Incentive Plan

  For its executive officers and other key employees, the Company's Leadership Incentive Plan couples compensation to the Company's SVA target and other strategic goals. Under the LIP, each participating officer and key employee is assigned a payout percentage which, when multiplied by his/her base salary, establishes the amount of his/her annual bonus. Had the Company achieved its target in 1997, the bonus payout would have been paid in a combination of cash and common stock of the Company, depending on the percent of goal attainment. As the percent of goal attainment increases, the percent of bonus payout in the form of common stock increases. The common stock would be issued at a 25% discount to the market price at the date of award and placed in trust, restricted from resale for three years following the bonus payout date. Dividends declared on the common stock, if any, are paid to the employee. For 1997, the Company did not achieve its minimum LIP target and no payout was made. For 1998, the Company will pay out bonuses in the form of cash, assuming attainment of performance goals.

Stock Option Awards

  The Compensation Committee also awards stock options to executive officers and key employees under the 1987 Plan, the 1995 Plan, or otherwise. The Committee believes that stock options are an effective incentive for executives to create value for shareholders since the value of an option bears a direct relationship to appreciation in the Company's stock price. The Compensation Committee subjectively and informally determines the granting of stock options. In making the determination, the Committee examines (i) the Company's performance, as determined by SVA, other subjective measures, and the market price of its common stock,
(ii) the number and exercise price of options then held by each executive, (iii) the total stock holdings of the executive officer, (iv) the individual performance of the executive (as informally evaluated by other executives and/or the Board), (v) the executive's potential contribution to the Company, and (vi) the executive's position with the Company. The Compensation Committee does not separately weigh such criteria, but rather views the mix of information with respect to each executive officer.

     For 1997, the Compensation Committee reserved 265,000 stock options for award to executive officers if the Company achieved its earnings per share target. The Company did not achieve its target and the options were not awarded.

  During 1997, the Compensation Committee granted 25,000 options to two executive officers in conjunction with each officers' new responsibilities with the Company. In lieu of cash merit increases, executive officers received 1997 merit increases in the form of stock options. The awards were based on the dollar equivalent of a 3% merit increase. The options vested six months from grant date and expired five years from grant date. An aggregate of 10,400 options were awarded to executive officers in lieu of cash increases.

President and CEO Compensation

  The Compensation Committee decided not to change Mr. Marcy's base annual salary during 1997. Mr. Marcy's base compensation and bonus were set based on the foregoing policies.

Summary

  The Compensation Committee believes that the executive officers of the Company are dedicated to achieving significant improvements in long-term financial performance, and that the compensation policies and programs contribute to achieving this focus. The Compensation Committee believes that the compensation levels during fiscal 1997 adequately reflected the Company's compensation goals and policies.

The Compensation Committee report is submitted by:

                   G. Kenneth Baum
                   Robert F. Hagans
                   William D. Thomas


                    Company Performance

     The following graph shows a five-year comparison of cumulative total returns for the Company, the NASDAQ Composite and an index of peer companies selected by the Company.


              Comparison Of Five-Year Cumulative Total Return
(Sealright Co., Inc., NASDAQ Composite, and Peer Group)
                                  Dollars



                 1992    1993   1994     1995    1996    1997

Sealright       100.00   71.1   87.7     55.2    53.7    63.3
Peer Group      100.00   98.2  102.9    117.3   139.0   181.2
NASDAQ          100.00  114.8  112.2    158.7   195.2   239.5

     The total cumulative return on investment (change in the year-end stock price plus dividends reinvested at the ex-dividend date) for each of the periods for the Company, the peer group and the NASDAQ Composite is based on the stock prices at the end of fiscal year 1992, assuming a $100 investment. The graph compares the performance of the Company with that of the NASDAQ Composite and peer companies selected by the Company with the investment weighted at the beginning of the period based on market capitalization.

     The peer group consists of the following companies: Bemis Company, Inc., Liqui-Box, Inc., Shorewood Packaging Corporation and Sonoco Products Company. The peer group was approved by the Compensation Committee. Since December 31, 1996, two companies previously in the peer group, James River Corporation of Virginia and Kerr Group, Inc. ceased to be independent public companies and have been removed from the peer group.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth with respect to the Company's common stock as of December 31, 1997: (i) the only persons known to be beneficial owners of more than 5% of the Company's common stock; (ii) shares beneficially owned by all directors and nominees; (iii) each of the executive officers named in the Summary Compensation Table set forth herein; and (iv) shares beneficially owned by all directors and executive officers as a group.

                Amount and Nature of Beneficial Ownership(1)
                                 Direct,
                                 Indirect
                                 & Profit
                                 Sharing        Right to
  Name                           Plan(2)       Acquire(3)           Other(4)       Percent
G. Kenneth Baum                   743,205           -              3,412,500(5)       37.5%

William D. Thomas                 300,590           -              3,512,700(5)(6)    34.4%

George K. Baum Group, Inc.      3,412,500(5)        -                   -             30.8%
120 West 12th Street
Kansas City, Missouri 64105

T. Rowe Price Associates, Inc.    740,000           -                   -              6.7%
100 East Pratt Street
Baltimore, Maryland 21202

Marvin W. Ozley                   104,773          4,000(7)           61,523(8)        1.5%

Frederick O. DeSieghardt           30,590           -                 65,000(9)        1.1%

Charles F. Marcy                   10,500         43,000               4,577(10)(11)    *

John T. Carper                     14,917         13,500               3,579(10)        *

J. Patrick Muldoon                   -             7,250                 351            *

Charles A. Sullivan                 5,590           -                   -               *

John T. Slattery                     -             4,200                 325            *

A. Lawrence Walton                   -             3,200                 511            *

Robert F. Hagans                    4,790           -                   -               *

Steven D. Saucier                    -             4,000                 133            *

T. Carl Walker                       -             3,600                 136            *

D. Patrick Curran                   1,590           -                   -               *

Arthur R. Schulze                   1,590           -                   -               *

Directors and Executive         4,946,720                                             44.6%
Officers as a Group
(15 persons)

* Percentages do not exceed 1% of the issued and outstanding shares of common stock.

<F1>
(1) Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Nature of beneficial ownership of securities is direct unless indicated otherwise by footnote. Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.
<F2>
(2) Includes shares held in personal trusts where the director or officer has sole discretion as to voting of shares. Also includes shares held in the Company's Long-Term Savings Plan (LTSP) where the participant has voting discretion.
<F3>
(3) Unless otherwise noted, includes shares issuable pursuant to vested stock options.
<F4>
(4) Unless otherwise noted, includes shares held in the LTSP which are voted by the Plan's administration committee. Mr. Marcy, Mr. Carper and Mr. Walker, among others, serve on the committee.
<F5>
(5)  Includes 3,412,500 shares owned by George K. Baum Group, Inc.
     (Group). Mr. Baum and Mr. Thomas are each a director, officer and shareholder of Group and have shared voting and investment power over these shares. Excludes shares owned by officers and employees of Group and its subsidiaries.
<F6>
(6) Includes 100,000 shares held by his spouse and 200 shares held by his spouse as custodian for their children, in which he disclaims beneficial ownership.
<F7>
(7) Mr. Ozley has options to acquire 2,667 units. Each unit consists of one share of common stock and one-half share of restricted stock.
     These options are currently exercisable.
<F8>
(8) Includes 41,750 shares held by his spouse as trustee of a revocable trust established by her; 19,500 shares held in trust for the benefit of Mr. Ozley's daughter, of which his spouse is trustee; 273 shares which are owned in the Company's Long-Term Savings Plan.
<F9>
(9) Includes 46,500 held indirectly by Mr. DeSieghardt as a joint trustee with his wife of a unit trust established by him and 18,500 shares held by a foundation, of which Mr. DeSieghardt is a trustee.
<F10>
(10) Includes 3,000 shares held by the Sealright Foundation, Inc., a
     501(c)(3) foundation of which Mr. Marcy and Mr. Carper are trustees.
<F11>
(11) Includes 1,000 shares held jointly with his wife and 577 shares in the LTSP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than 10% of the Company's outstanding common stock ("Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that during the preceding year all Reporting Persons timely complied with all filing requirements applicable to them.

Item 13.  Certain Relationships and Related Transactions.

On September 12, 1997, the Company entered into an financial advisory agreement with George K. Baum & Company (GKB&Co.) to advise the board of directors on various financial matters relating to the potential sale of all or part of the Company. Pursuant to the agreement, which is filed as
Exhibit 10(ee) to this Form 10-K, GKB&Co. is entitled to receive $32,000 plus 0.25% of the aggregate consideration of the potential sale transaction, if consummated. At the time the Company engaged GKB&Co., it also entered into a financial advisory agreement with Goldman Sachs & Company (Goldman). The fees negotiated between the Company, Goldman and GKB&Co. are believed to be competitive relative to those charges by other financial advisory firms.

Mr. G. Kenneth Baum and Mr. William D. Thomas serve as directors of the Company and collectively own or control in excess of ten percent of the outstanding equity of the Company (see Part III, Item 12). Messrs. Baum and Thomas are affiliated with GKB&Co., or companies affiliated with GKB&Co., and serve in various management capacities (see Part III, Item
10).

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

   (1)  Financial Statements

           The Company's financial statement, prepared in accordance with Regulation S-X, including statements of operations, cash flow, and stockholders' equity, for the three fiscal periods ended December 31, 1997, 1996, and 1995, and balance sheets as of December 31, 1997 and 1996, and related notes and the independent auditors' opinion thereon are included under Item 8.

(2)   Financial Statement Schedules

     No financial statement schedules are required to be included in this Annual Report by the Securities and Exchange Commission's current regulations.

(3)   Exhibits

Exhibit
Number                   Description

   3(a) Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference from Exhibit 3(a) to Form 10-K for year ended
          December 31, 1987)

   3(b)   Amended and Restated Bylaws dated February
          17, 1988 (Incorporated by reference from Exhibit 3(b) to Form 10-K for year ended
          December 31, 1987)

   4(a)   Specimen Common Stock Certificate
          (Incorporated by reference from Exhibit 4 to Amendment No. 1 to Form S-1, effective April
          2, 1986 (Registration No. 33-3508)

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

   4(i) Waiver of compliance and amendment to note agreements with The Prudential Insurance
          Company of America, Metropolitan Life
          Insurance Company, Mutual of Omaha Insurance
          Company, and UMB Bank, n.a. dated January 24,
          1996.  Incorporated by reference from Exhibit
          4(i) to Form 10-K for the year ended December
          31, 1996.)

   4(j) Waiver of compliance to note agreements with The Prudential Insurance Company of America,
          Metropolitan Life Insurance Company, Mutual of Omaha Insurance Company, and UMB Bank, n.a. dated October 17, 1996. Incorporated by reference from Exhibit 4(j) to Form 10-K for the year ended December 31, 1996.)

  4(k) Fourth Amendment to the credit agreement with UMB Bank, n.a., filed herewith.

  4(l) Waiver of compliance and amendment to note agreements with the Prudential Insurance
          Company of America dated September 30, 1997,
          Metropolitan Life Insurance Company dated
          October 22, 1997, and Mutual of Omaha
          Insurance Company dated October 1, 1997, filed herewith.

  4(m) Fifth Amendment and waiver of compliance to the credit agreement with UMB Bank, n.a. for a $25,000,000 line of credit dated November
          10, 1997, filed herewith.

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

  10(f)   Sealright Co., Inc. and Subsidiaries Long-
          Term Incentive Plan "Restated" effective
          January 1, 1992 and amended on January 15,
          1992 (Incorporated by reference from Exhibit
          10(o) to Form 10-K for year ended December
          31, 1993.)

  10(g) Employment Agreement with John T. Carper, effective May 16, 1994. (Incorporated by reference from Exhibit 10(n) to Form 10-K for the year ended December 31, 1994.)

  10(h) Sealright Co., Inc. Deferred Compensation Plan effective January 1, 1994. (Incorporated by reference from Exhibit 10(o) to Form 10-K for the year ended
          December 31, 1994.)

  10(i)   Employment Term Sheet with Charles F. Marcy, effective
          August 14, 1995. (Incorporated by reference from
          Exhibit 10(p) to Form 10-K for the year ended December
          31, 1995.)

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

  10(n) Sealright Long-Term Savings Plan (Incorporated by reference from Form S-8, effective February 16, 1996
          (Registration No. 33-300979))

  10(o)   Sealright Co., Inc. 1995 Stock Option Plan.
          (Incorporated by reference from Form S-8, effective
          July 30, 1997)(Registration No. 333-32419).

  10(p) Employment Term Sheet with J. Patrick Muldoon, effective January 5, 1996. (Incorporated by reference from Exhibit 10(p) to Form 10-K for the year ended
          December 31, 1996.)

  10(q)   Assignment and Bill of Sale and Assumption of
          Liabilities between Sealright Co., Inc. and
          Sealright Packaging Company dated December
          31, 1996. (Incorporated by reference from Exhibit 10(q) to Form 10-K for the year ended
          December 31, 1996.)

  10(r)   Assignment and Bill of Sale between Sealright
          Co., Inc. and Sealright Manufacturing - West,
          Inc. dated December 31, 1996. (Incorporated by reference from Exhibit 10(r) to Form 10-K for the year ended December 31, 1996.)

  10(s)   Sealright Co., Inc. Director Stock
          Compensation Plan and Amended and Restated
          Director Stock Compensation Plan, filed
          herewith. (Registration No. 333-32411)

  10(t) Sealright Co., Inc. Leadership Incentive Plan and Sealright Co., Inc. Sales Incentive Plan, filed herewith. (Registration No. 333-32403)

  10(u)   Executive Retention Agreement between
          Sealright Co., Inc. and John T. Carper dated
          October 21, 1997, filed herewith.

  10(v)   Executive Retention Agreement between
          Sealright Co., Inc. and Mark E. Dowey dated
          October 21, 1997, filed herewith.

  10(w)   Executive Retention Agreement between
          Sealright Co., Inc. and Michael L. Lappa dated October 21, 1997, filed herewith.

  10(x)   Executive Retention Agreement between
          Sealright Co., Inc. and Charles F. Marcy dated October 21, 1997, filed herewith.

  10(y)   Executive Retention Agreement between
          Sealright Co., Inc. and J. Patrick Muldoon dated October 21, 1997, filed herewith.

  10(z)   Executive Retention Agreement between
          Sealright Co., Inc. and Steven D. Saucier dated October 21, 1997, filed herewith.

  10(aa)  Executive Retention Agreement between
          Sealright Co., Inc. and John T. Slattery dated October 21, 1997, filed herewith.

  10(bb)  Executive Retention Agreement between
          Sealright Co., Inc. and T. Carl Walker dated
          October 21, 1997, filed herewith.

  10(cc)  Executive Retention Agreement between
          Sealright Co., Inc. and A. Lawrence Walton dated October 21, 1997, filed herewith.

  10(dd)  Engagement Agreement between Sealright Co.,
          Inc. and Goldman Sachs & Co. dated September
          12, 1997, filed herewith.

  10(ee)  Engagement Agreement between Sealright Co.,
          Inc. and George K. Baum and Company dated
          September 12, 1997, filed herewith.

  21      Subsidiaries of the Registrant, filed
          herewith.

  27      Financial Data Schedule


(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter of 1997. The Company filed a Form 8-K on March 17, 1998 discussing the proposed merger with Huhtamaki Oy. See Item 8, note 11.

                         SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Sealright Co., Inc.
                              (Registrant)


                              By/s/ Charles F. Marcy
                              Charles F. Marcy
                              President and Chief
                              Executive Officer
                              Dated: March 24, 1998

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title           Date

/s/ Charles F. Marcy      President and Chief   March 24, 1998
Charles F. Marcy          Executive Officer

/s/ John T. Carper        Senior Vice President March 24, 1998
John T. Carper            Finance and Principal
                          Accounting Officer

/s/ G. Kenneth Baum       Director              March 24, 1998
G. Kenneth Baum

/s/ D. Patrick Curran     Director              March 24, 1998
D. Patrick Curran

/s/ F. O. DeSieghardt     Director              March 24, 1998
Frederick O. DeSieghardt

/s/ Robert F. Hagans      Director              March 24, 1998
 Robert F. Hagans

/s/ Marvin W. Ozley       Director              March 24, 1998
Marvin W. Ozley

/s/ Arthur R. Schulze     Director              March 24, 1998
Arthur R. Schulze

/s/Charles A. Sullivan    Director              March 24, 1998
Charles A. Sullivan

/s/ William D. Thomas     Director              March 24, 1998
William D. Thomas