Form 10-Q
period 1998-03-31
SEALRIGHT COMPANY INC
filed 1998-05-14
CIK 712964

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                          _____________

                            FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended   March 31, 1998 Commission file number 0-14825

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

(1) Yes     X     No             (2)  Yes    X     No

As of March 31, 1998, Sealright Co., Inc. had 11,078,232 shares of
Common Stock outstanding.  The market value of stock held by non-affiliates
is approximately $84.4 million.          .


               SEALRIGHT CO., INC. AND SUBSIDIARIES

                              FORM 10-Q

                            MARCH 31, 1998




                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Management believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is recommended that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K, for the year ended December 31, 1997.

                SEALRIGHT CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                (In Thousands, Except Per Share Data)
                             (Unaudited)

                                        1998               1997
Net Sales                              $57,208           $ 62,200
Cost of Goods Sold                      49,500             53,898
Gross Profit                             7,708              8,302

SG&A Expenses                            8,148              8,264
Other Expenses                             253                249
Net Restructuring Gain                    --                 (615)
Operating Income (Loss) from
 Continuing Operations                    (693)               404
Interest Expense                         1,369              1,249
Loss from Continuing Operations
  Before Income Taxes                   (2,062)              (845)

 Income Taxes                             (765)              (348)
Loss from Continuing Operations         (1,297)              (497)
Discontinued Operation, net of tax
 Gain on Disposal                          593                 54
Net Loss                               $  (704)          $   (443)
Other Comprehensive Income, net of tax:
 Foreign currency translation
   adjustment                               53                -
Other Comprehensive Income                  53                -
Comprehensive Loss                     $  (651)          $   (443)
Net Loss Per Share:
 From Continuing Operations            $ (0.11)          $  (0.04)
 From Discontinued Operation              0.05               0.00
Net Loss Per Share                     $ (0.06)          $  (0.04)

Average Number of Common
 Shares Outstanding                     11,078             11,072

                     SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                          March 31, 1998    December 31, 1997
                                           (Unaudited)

                                    ASSETS
Current Assets
  Cash                                     $    187         $   1,454
  Accounts receivable                        27,743            27,496
  Inventory                                  42,161            40,949
  Income tax receivable                       2,492             2,486
  Prepaid expenses                            1,725               947
  Other current assets                           90                64
       Total current assets                  74,398            73,396

Property, Plant & Equipment                 244,141           246,676
  Accumulated Depreciation                 (117,674)         (118,609)
Property, Plant and Equipment, net          126,467           128,067

Goodwill, net                                 5,180             5,287
Other intangibles, net                        4,650             4,796
Prepaid pension                               2,549             2,674
Other                                           786               801
Total Assets                               $214,030          $215,021

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)

                                           March 31, 1998 December 31, 1997
                                            (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt         $  6,400          $  7,075
 Accounts payable                            10,814             7,628
 Accrued vacation                             2,185             1,865
 Accrued workers' compensation reserve        1,959             2,077
 Restructuring liability                        294               352
 Bank Overdraft                                 -               5,560
 Other accrued liabilities                   10,719            10,038
      Total current liabilities              32,371            34,595

Long-term debt                               76,350            73,925
Post-retirement liability                     2,307             2,284
Pension liability                               538               603
Deferred income taxes                        11,026            11,645
Other                                           622               574
Total liabilities                           123,214           123,626

Common stock, $0.10 par value,
 20,000,000 shares authorized;
 11,079,919 shares issued at
 March 31, 1998, 11,075,921 shares
 issued at December 31, 1997                  1,108             1,108
Additional paid-in capital                   15,012            14,958
Retained earnings                            75,771            76,475
Treasury stock, at cost, 1,687
 shares at March 31, 1998, 0 shares
 at December 31, 1997                           (14)              -
Currency translation adjustment              (1,004)           (1,089)
Minimum pension liability adjustment            (57)              (57)
Total stockholders' equity                   90,816            91,395

Total liabilities and stockholders' equity $214,030         $ 215,021

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                (In Thousands)
                                 (Unaudited)

                                                      1998         1997
Cash Flows from Operating Activities
Net Loss                                            $  (704)     $  (443)
Adjustments to reconcile net loss to
   net cash used by continuing operations:
     Gain from discontinued operation                  (593)         (54)
   Depreciation & amortization                        4,620        5,061
   Deferred income taxes                               (650)         752
   (Gain) loss on disposal of assets                      5         (715)
   Changes in assets and liabilities:
         Accounts Receivable                           (247)      (6,038)
         Inventory                                   (1,211)      (4,413)
         Accounts Payable                             3,186        4,355
      Restructuring Liability                           (58)        (924)
         Other                                       (5,322)       2,125
   Total adjustments                                $  (270)     $   149
   Net cash used by
    continuing operations                              (974)        (294)
   Net cash used by discontinued
      operation                                         -         (1,358)

     Net cash used by operating activities          $  (974)     $(1,652)

Cash Flows from Investing Activities
    Capital expenditures                            $(7,324)     $(3,925)
    Proceeds from sale of assets                      5,241       11,995

       Net cash provided (used) by
         investing activities                       $(2,083)     $ 8,070

                    SEALRIGHT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                (In Thousands)
                                 (Unaudited)

                                                      1998         1997

Cash Flows from Financing Activities
    Borrowings (Repayments) under bank credit
      agreement                                     $ 3,300      $(5,000)
    Repayments of long-term obligations              (1,550)      (1,550)
  Redemption of treasury stock                          (14)         -
    Issuance of common stock                             54          -
       Net cash provided (used) by
         financing activities                       $ 1,790      $(6,550)

Net decrease in cash                                $(1,267)     $  (132)

Cash at beginning of period                         $ 1,454      $   264
Cash at end of period                               $   187      $   132


Supplemental cash flow information is (in thousands):

Three Months Ended March 31,                          1998         1997
Interest Paid (Net of Amount Capitalized)           $ 1,460      $ 1,422
Income Taxes Paid                                         6           60

                SEALRIGHT CO., INC. AND SUBSIDIARIES

                           MARCH 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
       The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

NOTE 2 - ACCOUNTING PRINCIPLES AND POLICIES
       The accompanying financial statements have been prepared consistent with the accounting principles and policies described more fully in Note 1 of the Company's annual report filed on Form
10-K for the year ended December 31, 1997.

       Effective March 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement established standards for reporting and display of items that affect stockholders' equity but are not components of reported net income. The Company's only component of comprehensive income is foreign currency translation adjustment. The impact of this adoption was not material.

NOTE 3 - INVENTORIES
       Inventories at March 31, 1998 and December 31, 1997, were:

                                                   1998     1997
                                                   (In Thousands)
Inventories Carried on LIFO Basis
  Raw Materials                                $15,243  $14,780
  Work-In-Process                                6,803    4,044
  Finished Goods                                15,432   17,207
     Total FIFO Basis                          $37,478  $36,031
  FIFO Basis in excess of LIFO Basis              (246)    (246)
     Total LIFO Basis                          $37,232  $35,785
Inventories Carried on average cost or
  FIFO Basis                                     4,929    5,164
     Total                                     $42,161  $40,949

       Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1998, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

NOTE 4 - DISCONTINUED OPERATION

       On March 3, 1998, the Company sold the facility that formerly housed the plastic container manufacturing operation. The plastic container manufacturing operation was sold during the first quarter
of 1997.   The facility was sold for $4.9 million.  The Company
recorded a gain on the sale of $593,000, net of tax. The sale of the operation and the sale of the facility were accounted for as a discontinued operation.

NOTE 5 - SALE OF COMPANY

       On March 2, 1998, the Company entered into a definitive agreement for a cash merger with Huhtamaki, Oy, a worldwide food and packaging company based in Finland. Simultaneous with the merger, the Company will distribute, as a partial redemption of outstanding Company stock, its flexible packaging business to existing shareholders, forming a new public company. The flexible packaging business will consist of the operations conducted in Akron, Ohio, San Leandro, California, and the Styrotech sleeve label machine operation. Shareholders will receive $11.00 per share in cash and one-half share of stock of the new corporation in exchange for each share of the Company. The transaction, which is subject to various regulatory and shareholder approvals, is expected to close in the third quarter.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                      AND FINANCIAL CONDITION



Sale of Company

    On March 2, 1998, the Company entered into a definitive agreement for a cash merger with Huhtamaki, Oy, a worldwide food and packaging company based in Finland. Simultaneous with the merger, the Company will distribute, as a partial redemption of outstanding Company stock, its flexible packaging business to existing shareholders, forming a new public company. The flexible packaging business will consist of the operations conducted in Akron, Ohio, San Leandro, California, and the Styrotech sleeve label machine operation. Shareholders will receive $11.00 per share in cash and one-half share of stock of the new corporation in exchange for each share of the Company. The transaction, which is subject to various regulatory and shareholder approvals, is expected to close in the third quarter.

Results of Operations

    Net sales for the first quarter of 1998 were $57.2 million versus $62.2 million in the first quarter of 1997, a decline of $5 million, or 8.0%. The decline in revenue from the prior year occurred primarily in the Company's flexible packaging operations (as defined above). Due to a decline in the end-market demand of four key customers at the San Leandro, California facility coupled with a decline in revenue at the Akron, Ohio facility resulting from lost customers associated with the consolidation of the Charlotte, North Carolina facility in early 1997, revenue declined $4.2 million from the first quarter of 1997. Sales of the Company's Styrotech sleeve label machines declined $600,000 as compared to the first quarter 1997 due to competitive pressures.

    Gross profit for the first quarter of 1998 was $7.7 million versus $8.3 million for the first quarter of 1997. The Company's gross margin for the quarter was 13.5% as compared to 13.4% in 1997. Despite the significant reduction in revenue, consolidated gross margin increased slightly due to improved manufacturing efficiencies in most areas of the Company. The improved performance reflects the aggressive cost reduction measures implemented in late 1997. In addition, the Company experienced significant improvement in its customer equipment leasing and service operation.

    Selling, General and Administrative expenses were down $0.1 million from the prior year. During the first quarter of 1998, the Company incurred approximately $0.4 million of one-time expenses associated with the pending merger transaction. Adjusting to exclude these expenses, operating SG&A expense was down approximately 6% from the first quarter of 1997, reflecting the full-year impact of the majority of the cost reductions associated with the company-wide restructuring.

    Interest expense for the first quarter was $1.4 million as compared to $1.3 million during 1997. Interest expense increased primarily due to a higher average level of debt during 1998 as compared to 1997 and a reduction in the amount of interest capitalized.

    During the quarter, the Company sold the facility that formerly housed the plastic container manufacturing operation. The plastic container manufacturing operation was sold during the
first quarter of 1997.   The facility was sold for $4.9 million.
The Company recorded a gain on the sale of $593,000, net of tax. The sale of the operation and the sale of the facility were accounted for as a discontinued operation.

Liquidity and Capital Resources

    Cash used in operations decreased by $0.7 million year-over-year. Operating income declined by $1.1 million since the first quarter of 1997, reducing cash flow from operations. Cash used to fund working capital requirements decreased by $1.2 million as compared to the first quarter of 1997 as the Company reduced the amount of inventory and receivables at its flexible packaging facilities. During the first quarter of 1997, $1.4 million of cash was used by the discontinued operation. This use did not recur in 1998. During the first quarter, the Company invested
$7.3 million in new equipment, an increase from 1997 when the Company expended $3.9 million. A majority of the capital expenditures were in the Company's paperboard packaging operations with the largest project consisting of a new state-of-the-art lithographic printing press that is being installed in the Fulton, New York rigid paperboard facility. The press is expected to be substantially complete and operational by the end of the second quarter. The press is expected to result in substantial future cost savings to the Company due to a significant reduction in outsourced litho printing. During the quarter, the Company sold a former manufacturing facility in Los
Angeles, California as well as several other idle pieces of manufacturing equipment.

    To fund the cash used in the operation, the Company borrowed an additional $3.3 million on its revolving loan, increasing the balance to $12.5 million at March 31. Total debt outstanding increased $1.8 million since December 31, 1997. The Company has $17.5 million available under its working capital facility which is expected to be sufficient to cover operating necessities until consummation of the merger.

    Pursuant to its debt agreements, the Company must comply with various financial covenants. As of March 31, 1998, the Company was in compliance with its financial covenants.

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

New Accounting Pronouncement

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB also issued SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. These pronouncements expand the disclosure requirements of the Company and are required to be adopted no later than December 31, 1998. The Company does not expect to adopt these pronouncements prior the merger.

                  PART II - OTHER INFORMATION



  Item 1.)  Legal Proceeding

                  None



  Item 2.)  Changes in Securities

                  None



  Item 3.)  Defaults Upon Senior Securities

                  None



  Item 4.)  Submission of Matters to a Vote of Securities Holders

                  During the preceding 90-day period, the Company
            has not had a submission of a matter for the vote of security holders. It is expected that during the second quarter of 1998, the Company will distribute a definitive proxy statement and combined prospectus for the new flexible packaging company, as described elsewhere in this Form 10-Q, to its shareholders. Shareholders will be asked to consider and vote upon the proposed transaction.



  Item 5.)  Other Materially Important Events

                  On March 2, 1998, the Company entered into a
            definitive agreement for the sale of the Company.  See
            Item 2, Management's Discussion and Analysis of
            Operations and Financial Condition.


  Item 6.)  Exhibits and Reports on Form 8-K

                  On March 2, 1998, the Company filed Form 8-K which
            disclosed that several of the Company's shareholders had entered in to an irrevocable proxy and stock option agreement in conjunction with the definitive agreement for sale of the company. Pursuant to the proxy agreement, the shareholders, who collectively control approximately 40% of the Company's outstanding shares, granted a proxy to principals of Huhtamaki, Oy, to vote in favor of the merger and other related matters. The Form 8-K also disclosed that the Company had entered into a definitive agreement for the sale of the Company.
            Filed as exhibits to the Form 8-K were the merger agreement, the proxy agreement, and the press release which discussed the transaction.



                   SALES OF UNREGISTERED SECURITIES




                               None

                            SIGNATURES



          Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SEALRIGHT CO., INC.




  Date:     May 14, 1998                    /s/ Charles F. Marcy
                                       By: Charles F. Marcy
                                           President & C.E.O.




  Date:     May 14, 1998                   /s/ John T. Carper
                                       By: John T. Carper
                                           Senior Vice President
                                           & C.F.O.